Form 10-Q
period 2004-06-30
HMP Equity Holdings CORP
filed 2004-08-16
CIK 1291834

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-116100

HMP EQUITY HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-0887248 (I.R.S. Employer Identification No.)

500 Huntsman Way
Salt Lake City, Utah 84108
(801) 584-5700
(Address of principal executive offices and telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☐ NO ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
YES ☐ NO ☒

        On August 16, 2004, 1,802,721 shares of the common stock of the registrant were outstanding. There is no established trading market for the registrant's common stock. All of the outstanding shares of the registrant's common stock are held by an affiliate.

HMP EQUITY HOLDINGS CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2004

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$187.1	$208.3
Accounts and notes receivables (net of allowance for doubtful accounts of $24.6 and $26.5, respectively)	1,268.6	1,102.7
Inventories	1,033.9	1,039.3
Prepaid expenses	21.0	39.6
Deferred income taxes	11.0	14.7
Other current assets	110.9	108.3

Total current assets	2,632.5	2,512.9
Property, plant and equipment, net	5,102.6	5,079.3
Investment in unconsolidated affiliates	163.6	158.0
Intangible assets, net	286.3	316.8
Goodwill	3.3	3.3
Deferred income taxes	17.3	28.8
Other noncurrent assets	573.2	638.3

Total assets	$8,778.8	$8,737.4

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable, including overdraft of $nil and $7.5, respectively	$926.4	$832.1
Accrued liabilities	699.1	702.0
Deferred income taxes	11.5	15.1
Current portion of long-term debt	44.4	137.1

Total current liabilities	1,681.4	1,686.3
Long-term debt	5,936.3	5,737.5
Long-term debt—affiliates	38.0	35.5
Deferred income taxes	306.2	234.8
Other noncurrent liabilities	601.4	584.7

Total liabilities	8,563.3	8,278.8

HGI's interest in preferred equity of consolidated subsidiary (liquidation preference of $513.3 million)	194.4	194.4
Minority interest in common equity of subsidiary	29.2	30.5

Total minority interests	223.6	224.9
Commitments and contingencies (Note 15 and 17)
Stockholder's equity (deficit):
Common Stock	1,287.3	1,287.3
Warrants issued	130.0	130.0
Warrants reacquired, held in treasury at cost	(1.3)	(1.3)
Accumulated deficit	(1,513.7)	(1,243.5)
Accumulated other comprehensive income	89.6	61.2

Total stockholders's equity (deficit)	(8.1)	233.7

Total liabilities and stockholder's equity (deficit)	$8,778.8	$8,737.4

See accompanying notes to consolidated financial statements

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS INCOME (UNAUDITED)

(Dollars in Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Trade sales	$2,758.4	$1,554.3	$5,390.7	$2,334.3
Related party sales	13.8	22.8	20.3	74.6

Total revenues	2,772.2	1,577.1	5,411.0	2,408.9
Cost of goods sold	2,430.8	1,415.1	4,785.0	2,203.2

Gross profit	341.4	162.0	626.0	205.7
Expenses:
Selling, general and administrative	174.3	102.5	351.7	144.1
Research and development	19.7	13.6	43.0	19.3
Other operating expense (income)	28.7	(16.1)	18.8	(20.1)
Restructuring and plant closing costs	150.5	22.4	159.2	22.4

Total expenses	373.2	122.4	572.7	165.7

Operating (loss) income	(31.8)	39.6	53.3	40.0
Interest expense, net	(144.5)	(99.7)	(304.9)	(122.1)
Loss on accounts receivable securitization program	(3.0)	(8.5)	(6.5)	(8.5)
Equity in income (losses) of investment in unconsolidated affiliates	2.4	(4.0)	3.1	(38.7)
Other expense	(2.1)	—	(3.9)	(0.4)

Loss before income taxes and minority interests	(179.0)	(72.6)	(258.9)	(129.7)
Income tax (expense) benefit	(6.0)	6.1	(10.4)	6.1

Loss before minority interest	(185.0)	(66.5)	(269.3)	(123.6)
Minority interest in subsidiaries' income	(0.7)	—	(0.9)	—

Net loss	(185.7)	(66.5)	(270.2)	(123.6)
Other comprehensive income	(14.0)	23.5	(20.9)	30.8

Comprehensive loss	$(199.7)	$(43.0)	$(291.1)	$(92.8)

See accompanying notes to consolidated financial statements

See "Note 1—General" concerning the consolidation of HIH and AdMat and the resulting effect on the comparability of amounts.

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT) (UNAUDITED)

(Dollars and Shares in Millions)

	Common stock		Warrants			Accumulated other comprehensive income
					Accumulated deficit
	Shares	Amount	Issued	Reacquired			Total
Balance, January 1, 2004	18.0	$1,287.3	$130.0	$(1.3)	$(1,243.5)	$61.2	$233.7
Net loss	—	—	—	—	(270.2)	—	(270.2)
Purchase accounting adjustment	—	—	—	—	—	49.3	49.3
Other comprehensive income	—	—	—	—	—	(20.9)	(20.9)

Balance, June 30, 2004	18.0	$1,287.3	$130.0	$(1.3)	$(1,513.7)	$89.6	$(8.1)

See accompanying notes to consolidated financial statements

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Cash Flows From Operating Activities:
Net loss	$(270.2)	$(123.6)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in (income) losses of investment in unconsolidated affiliates	(3.1)	38.7
Depreciation and amortization	279.3	113.8
Noncash restructuring, plant closing, and asset impariment charges	81.1	12.3
Provision for losses on accounts receivable	2.6	—
Gain on disposal of plant and equipment	0.7	0.8
Noncash interest expense	77.3	36.7
Noncash interest on affiliate debt	(17.1)	(27.1)
Deferred income taxes	18.3	(6.9)
Unrealized (gain) loss on foreign currency transactions	(15.3)	8.4
Minority interests in subsidiaries	0.4	—
Changes in operating assets and liabilities:
Accounts and notes receivables	(212.0)	93.9
Change in receivables sold, net of cash received	29.7	—
Inventories	(1.9)	(54.6)
Prepaid expenses	20.2	26.2
Other current assets	(26.9)	(7.5)
Other noncurrent assets	(67.7)	(13.0)
Accounts payable	73.8	(72.8)
Accrued liabilities	49.4	(9.2)
Other noncurrent liabilities	17.3	(3.5)

Net cash used in operating activities	35.9	12.6

Investing Activities:
Capital expenditures	(94.2)	(58.9)
Investment in unconsolidated affiliate	(11.8)	—
Acquisition of minority interests	(7.2)	(286.0)
Net cash received from unconsolidated affiliates	8.3	0.3
Proceeds from sale of fixed assets	1.7	—
Advances to unconsolidated affiliates	(1.2)	(0.8)

Net cash used in investing activities	(104.4)	(345.4)

Financing Activities:
Net borrowings under revolving loan facilities	89.3	116.3
Net borrowings on overdraft	(7.8)	—
Proceeds from issuance of long-term debt	400.0	310.8
Repayment of long-term debt	(388.6)	(21.9)
Repayment of notes payable to Imperical Chemicals	(0.9)	(108.9)
Proceeds from issuance of warrants	—	104.2
Shares of subsidiary issued to minorities for cash	2.7	1.8
Debt issuance costs paid	(12.1)	(23.0)

Net cash provided by financing activities	82.6	379.3

Effect of exchange rate changes on cash	(35.3)	11.8

Increase (decrease) in cash and cash equivalents	(21.2)	58.3
Cash and cash equivalents at beginning of period	208.3	31.6
Cash and cash equivalents of HIH at May 1, 2003 (date of consolidation)	—	62.2

Cash and cash equivalents at end of period	$187.1	$152.1

Supplemental cash flow information:
Cash paid for interest	223.4	81.7
Cash paid for income taxes	1.2	3.8

See accompanying notes to consolidated financial statements

See "Note 1—General" concerning the consolidation of HIH and AdMat and the resulting effect on the comparability of amounts.

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     General

Description of Business

        HMP Equity Holdings Corporation (the "Company" and, unless the context otherwise requires, its subsidiaries) is a global manufacturer and marketer of differentiated and commodity chemicals. The Company produces a wide range of products for a variety of global industries, including the chemical, plastics, automotive, aviation, footwear, paints and coatings, construction, technology, agriculture, healthcare, consumer products, textile, furniture, appliance and packaging industries. The Company operates at facilities located in North America, Europe, Asia, Australia, South America and Africa. The Company's business is organized into six reportable operating segments: Polyurethanes, Advanced Materials, Performance Products, Polymers, Pigments and Base Chemicals.

        In this report, "HLLC" or "Huntsman LLC" refers to Huntsman LLC and, unless the context otherwise requires, its subsidiaries, "Huntsman Polymers" refers to Huntsman Polymers Corporation and, unless the context otherwise requires, its subsidiaries, "Huntsman Specialty" refers to Huntsman Specialty Chemicals Corporation, "HCCA" refers to Huntsman Chemical Company Australia Pty. Ltd. and, unless the context otherwise requires, its subsidiaries, "HI" refers to Huntsman International LLC and, unless the context otherwise requires, its subsidiaries, "HIH" refers to Huntsman International Holdings LLC and, unless the context otherwise requires, its subsidiaries, "HGI" refers to Huntsman Group, Inc., "Huntsman Holdings" refers to Huntsman Holdings, LLC, "AdMat" refers to Huntsman Advanced Materials LLC and, unless the context otherwise requires, its subsidiaries, "AdMat Investment" refers to Huntsman Advanced Materials Investment LLC, "AdMat Holdings" refers to Huntsman Advanced Materials Holdings LLC, "Vantico" refers to Vantico Group S.A. and, unless the context otherwise requires, its subsidiaries, "MatlinPatterson" refers to MatlinPatterson Global Opportunities Partners, L.P. and its affiliates, "Consolidated Press" refers to Consolidated Press Holdings Limited and its subsidiaries, "SISU" refers to SISU Capital Limited and its affiliates, "MGPE" refers to Morgan Grenfell Private Equity Limited and its affiliates and "ICI" refers to Imperial Chemical Industries PLC and its subsidiaries.

Company

        The Company is a Delaware corporation and is owned 100% by HGI, a Delaware corporation, subject to warrants that, if exercised, would entitle the holders to acquire up to 12% of the common stock of HMP. HGI is owned 100% by Huntsman Holdings, a Delaware limited liability company. The voting membership interests of Huntsman Holdings are owned 50.2% by the Huntsman family, 47.8% by MatlinPatterson, 1.8% by Consolidated Press and 0.2% by senior management. In addition, Huntsman Holdings has issued certain non-voting preferred units to Huntsman Holdings Preferred Member LLC, which, in turn, is owned 93.7%, indirectly, by MatlinPatterson, 3.6% by Consolidated Press, 1.8% by the Huntsman Cancer Foundation, 0.6% by senior management and 0.3% by the Huntsman family. Huntsman Holdings has also issued certain non-voting preferred units to the Huntsman family, MatlinPatterson and Consolidated Press that track the performance of AdMat, the Company's indirect subsidiary. The Huntsman family has board and operational control of the Company.

        The Company operates its businesses through three principal operating subsidiaries, Huntsman LLC, HIH and AdMat. Each of the Company's principal operating subsidiaries is separately financed, its debt is non-recourse to the Company and the Company has no contractual obligations to fund its respective operations. Moreover, the debt of Huntsman LLC is non-recourse to HIH and AdMat, the debt of HIH is non-recourse to Huntsman LLC and AdMat, and the debt of AdMat is non-recourse to Huntsman LLC and HIH.

        The Company was formed on August 23, 2002 to hold, among other things, the equity interests of Huntsman LLC. Prior to September 30, 2002, Huntsman LLC was owned by members of the Huntsman family and by certain affiliated entities. On September 30, 2002, Huntsman LLC and its subsidiary, Huntsman Polymers, completed debt for equity exchanges (the "Restructuring"). Pursuant to the Restructuring, the Huntsman family contributed all their equity interests in Huntsman LLC and its subsidiaries, including minority interests acquired from Consolidated Press and the interests described in the second following paragraph, to Huntsman Holdings in exchange for equity interests in Huntsman Holdings. MatlinPatterson and Consolidated Press exchanged approximately $679 million in principal amount of Huntsman LLC's outstanding subordinated notes and Huntsman Polymers' outstanding senior notes they held into equity interests in Huntsman Holdings. There was also approximately $84 million in accrued interest that was cancelled as a result of the exchange. The net book value of the $763 million of principal and accrued interest, after considering debt issuance costs, was $753 million. Huntsman Holdings contributed its investment in Huntsman LLC to the Company.

        In the Restructuring, the effective cancellation of debt was recorded as a capital contribution by the Company because MatlinPatterson and Consolidated Press received equity of Huntsman Holdings in exchange. The fair value of the equity received approximated the carrying value of the debt exchanged. No gain was recorded on the Restructuring.

        As discussed above, on September 30, 2002, the Company effectively acquired the following interests from Huntsman Holdings:

  •
  The remaining 20% interest in JK Holdings Corporation and the remaining 20% interest in Huntsman Surfactants Technology Corporation, both previously accounted for as consolidated subsidiaries;

  •
  The remaining 50% interest in Huntsman Chemical Australia Unit Trust ("HCA Trust") and HCPH Holdings Pty Limited ("HCPH"), formerly accounted for as investments in unconsolidated affiliates using equity method accounting; and

  •
  The remaining 19.9% interest in Huntsman Specialty Chemicals Holdings Corporation ("HSCHC").

        The Company accounted for the acquisition of the minority interests from Huntsman Holdings as an equity contribution with a value of $71.1 million (including cash of $7.9 million and net of debt assumed of $35.3 million).

        Also related to the Restructuring, in June 2002, MatlinPatterson entered into an agreement with ICI (the "Option Agreement"). The Option Agreement provided BNAC, Inc. ("BNAC"), then a MatlinPatterson subsidiary, with an option to acquire the ICI subsidiary that held a 30% membership interest in HIH (the "ICI 30% Interest") on or before May 15, 2003 upon the payment of $180 million plus accrued interest from May 15, 2002, and subject to completion of the purchase of the senior subordinated reset discount notes due 2009 of HIH that were originally issued to ICI (the "HIH Senior Subordinated Discount Notes"). Concurrently, BNAC paid ICI $160 million to acquire the HIH Senior Subordinated Discount Notes, subject to certain conditions, including the obligation to make an additional payment of $100 million plus accrued interest to ICI. The HIH Senior Subordinated Discount Notes were pledged to ICI as collateral security for such additional payment.

        In connection with the Restructuring, all the shares in BNAC were contributed to Huntsman Holdings. Huntsman Holdings caused BNAC to be merged into the Company. As a result of its merger with BNAC, the Company held the interests formerly held by BNAC in the HIH Senior Subordinated Discount Notes and the option to acquire the subsidiary of ICI that held the ICI 30% Interest. The HIH Senior Subordinated Discount Notes were valued at $273.1 million (including accrued interest of $13.1 million) and the note payable to ICI of $103.5 million (including accrued interest of $3.5 million)

was recorded by the Company. The net contribution of $169.7 million was accounted for as an equity contribution.

        Prior to May 9, 2003, the Company owned, directly and indirectly, approximately 61% of the membership interests of HIH. The Company accounted for its investment in HIH on the equity method due to the significant management participation rights formerly granted to ICI pursuant to the HIH limited liability company agreement. On May 9, 2003, the Company exercised an option and purchased the ICI subsidiary that held ICI's 30% membership interest in HIH, and, at that time, the Company also purchased approximately 9% of the HIH membership interests held by institutional investors (the "HIH Consolidation Transaction"). The total consideration paid in connection with the HIH Consolidation Transaction was $286.0 million. As a result of the HIH Consolidation Transaction, the Company, directly, and indirectly, owns 100% of the HIH membership interests, and, as of May 1, 2003, HIH is a consolidated subsidiary of the Company and is no longer accounted for on an equity basis.

        The Company accounted for this acquisition using the purchase method; accordingly, the results of operations and cash flows of the acquired interests were consolidated with those of the Company beginning in May 2003. During the second quarter of 2004, the Company finalized the allocation of the purchase price. As part of its final purchase price allocation, the Company valued the related pension liabilities, recorded deferred taxes and reclassified certain other amounts resulting in a corresponding increase in property, plant and equipment of $285.0 million. The following is a summary of the final allocation of the purchase price to assets acquired and liabilities assumed (dollars in millions):

Current assets	$533.6
Property, plant and equipment	1,605.9
Noncurrent assets	194.5
Current liabilities	(344.3)
Long-term debt	(1,427.6)
Deferred taxes	(145.4)
Noncurrent liabilities	(130.7)

Cash paid for acquisition	$286.0

        On June 30, 2003, MatlinPatterson, SISU, HGI, Huntsman Holdings and MGPE completed a restructuring and business combination involving Vantico, whereby ownership of the equity of Vantico was transferred to AdMat in exchange for substantially all of the issued and outstanding Vantico senior notes ("Vantico Senior Notes") and approximately $165 million of additional equity (the "AdMat Transaction"). In connection with the AdMat Transaction, AdMat issued $250 million aggregate principal amount of its 11% senior secured notes due 2010 (the "AdMat Fixed Rate Notes") and $100 million aggregate principal amount of its senior secured floating rate notes due 2008 at a discount of 2%, or for $98 million (the "AdMat Floating Rate Notes" and, collectively with the AdMat Fixed Rate Notes, the "AdMat Senior Secured Notes"). Proceeds from the issuance of the AdMat Senior Secured Notes, along with a portion of the additional equity, were used to repay in full the Vantico senior secured credit facilities (the "Vantico Credit Facilities"). Also in connection with the AdMat Transaction, AdMat entered into a $60 million senior secured revolving credit facility (the "AdMat Revolving Credit Facility"). The AdMat Transaction was completed as follows:

  •
  MatlinPatterson and SISU, as holders of the majority of the Vantico Senior Notes, exchanged their Vantico Senior Notes for equity in AdMat Holdings;

  •
  MatlinPatterson and SISU contributed cash and a short-term bridge loan to Vantico, with a total value of approximately $165 million, prior to June 30, 2003 for equity of AdMat Holdings;

  •
  MGPE exchanged its interest as lender under an existing bridge loan to Vantico for equity in AdMat Holdings;

  •
  AdMat Holdings contributed cash, its interest in the bridge loan and the Vantico Senior Notes to AdMat in exchange for equity of AdMat;

  •
  AdMat acquired substantially all of the remaining Vantico Senior Notes for cash;

  •
  AdMat exchanged substantially all the Vantico Senior Notes and its interest under the bridge loan for equity in Vantico, acquiring all of the outstanding equity interests in Vantico;

  •
  AdMat repaid the outstanding the Vantico Credit Facilities and other credit facilities in full, including a revolving facility and a restructuring facility, from the proceeds of the equity infusion, together with proceeds from the issuance of the AdMat Senior Secured Notes (for more information, see "Note 11—Debt"); and

  •
  MatlinPatterson formed AdMat Investment and contributed all of its equity in AdMat Holdings to AdMat Investment in return for preferred equity with a liquidation preference of $513.3 million and all of the common equity of AdMat Investment.

  •
  MatlinPatterson transferred its preferred and common equity in AdMat Investment to Huntsman Holdings, and Huntsman Holdings then contributed the preferred and common equity in AdMat Investment to HGI.

  •
  HGI owns the preferred equity of AdMat Investment and contributed the common equity of AdMat Investment to us.

The AdMat Transaction has been accounted for as follows:

  •
  The preferred equity interest in AdMat Investment held by HGI, as originally issued, was entitled to 83% of the voting rights in AdMat Investment, had no stated dividend rate and a liquidation preference of $513.3 million. On May 21, 2004, the limited liability company agreement of AdMat Investment was amended to eliminate the voting rights previously associated with the preferred equity interest of AdMat Investment. The common equity interest in AdMat Investment held by the Company is now entitled to 100% of the voting rights in AdMat Investment. Accordingly, consistent with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," the Company has reported its investment in AdMat Investment in its consolidated financial statements from June 2003.

  •
  Additionally, the Company will no longer allocate to the AdMat Investment preferred equity losses resulting from the operations of AdMat and will adjust its historical results consistent with this change. The resulting effect on the December 31, 2003 balance sheet of the Company is an increase in "HGI's interest in preferred equity of consolidated subsidiary" of $3.4 million, an increase in "Accumulated other comprehensive income" of $8.3 million and an increase in "Accumulated deficit" of $11.7 million. The effect on the 2003 income statement of the Company is the elimination of "HGI's interest in subsidiaries' loss" of $11.7 million, an increase of $8.3 million to "Other comprehensive income" and an increase to "Comprehensive loss" of $3.4 million.

  •
  For financial reporting purposes, the equity contribution from Huntsman Holdings of the AdMat Investment equity of approximately $194.4 million has been allocated to the preferred equity held by HGI as of June 30, 2003.

  •
  The ownership of AdMat Investment preferred equity by HGI is reflected as HGI's interest in preferred equity of a subsidiary on the accompanying consolidated balance sheet.

  •
  The results of operations of AdMat Investment for the six months ended December 31, 2003 and the six months ended June 30, 2004 are included in the consolidated statement of operations.

        The Company has completed its allocation of the purchase price to the assets and liabilities of AdMat, which is summarized as follows (dollars in millions):

Current assets	$450.2
Current liabilities	(242.4)
Property, plant and equipment, net	397.9
Intangible assets, net	37.0
Deferred tax	(8.6)
Other noncurrent assets	59.4
Other noncurrent liabilities	(122.1)
Long-term debt assumed	(349.3)
Minority interest	(27.7)
HGI's interest in preferred stock	(194.4)

Net assets acquired	$—

The acquired intangible assets represent trademarks and patents which have a weighted-average useful life of approximately 15-30 years. The following table reflects the Company's results of operations on a pro forma basis as if the business combination of HIH and AdMat had been completed at the beginning of the periods presented utilizing HIH and Vantico's historical results (dollars in millions):

	Six Months Ended
	June 30, 2004	June 30, 2003
Revenue	$5,411.0	$4,581.3
Loss before income tax benefit and minority interest	(258.9)	(208.8)
Net loss	(270.2)	(208.1)

        The pro forma information is not necessarily indicative of the operating results that would have occurred had the AdMat Transaction been consummated on January 1, 2003, nor are they necessarily indicative of future operating results.

        The HIH Consolidation Transaction and the AdMat Transaction have resulted in changes in the Company's operating segments. Prior to the HIH Consolidation Transaction, the Company reported its operations through three principal operating segments. After the HIH Consolidation Transaction but prior to the AdMat Transaction, the Company reported its operations through five segments. The Company now reports its operations through six segments: Polyurethanes, Advanced Materials, Performance Products, Polymers, Pigments and Base Chemicals.

        On March 19, 2004, the Company acquired an additional 2.1% equity interest in AdMat Holdings from MGPE for $7.2 million.

Interim Financial Statements

        The unaudited consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and, in management's opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the periods shown, have been made. Results for interim periods are not necessarily indicative of those to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Company's special financial report on Form 10-K for the year ended December 31, 2003.

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

        Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current presentation.

2.     Recently Issued Financial Accounting Standards

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. In December 2003, the FASB issued a complete replacement of FIN 46 (FIN 46R), to clarify certain complexities. The Company is required to adopt this standard on January 1, 2005 and is currently evaluating its impact. While the Company's evaluation of this interpretation is ongoing, it is possible that its implementation may require the de-consolidation of the results of operations of AdMat Investment and its wholly-owned subsidiaries, including AdMat, and accounting for the results of this investment on the equity method.

        In May 2004, the FASB issued FASB Staff Position No. 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"), which superceded FSP 106-1 of the same name, which was issued in January 2004 and permitted a sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued. FSP 106-2 provides guidance on how to account for future subsidies available beginning in 2006 to employers who provide prescription drug benefits that are "actuarially equivalent" to those that will be provided under Medicare. Sponsors that provide actuarially equivalent benefits must account for the subsidy as a reduction in the accumulated postretirement benefit obligation and any reduction of the sponsor's share of future costs should be reflected in service cost in the period of implementation. The Company is currently evaluating whether the drug benefit provided by its postretirement plans would be considered actuarially equivalent. If the Company determines its plans are actuarially equivalent, FSP 106-2 will be effective during the quarter ended September 30, 2004.

3.     Inventories

        Inventories consist of the following (dollars in millions):

	June 30, 2004	December 31, 2003
Raw materials and supplies	$259.2	$283.6
Work in progress	32.7	32.7
Finished goods	793.3	749.5

Total	1,085.2	1,065.8
LIFO reserves	(41.2)	(15.5)
Lower of cost or market reserves	(10.1)	(11.0)

Net	$1,033.9	$1,039.3

        In the normal course of operations, the Company at times exchanges raw materials and finished goods with other companies for the purpose of reducing transportation costs. The net open exchange positions are valued at the Company's cost. Net amounts deducted from or added to inventory under open exchange agreements, which represent the net amounts payable or receivable by the Company under open exchange agreements, were approximately $9.9 million payable and $8.2 million payable (46,700,196 and 26,910,072 pounds) at June 30, 2004 and December 31, 2003, respectively.

4.     Property, Plant and Equipment

        The cost and accumulated depreciation of property, plant and equipment consist of the following (dollars in millions):

	June 30, 2004	December 31, 2003
Land	$119.2	$118.6
Buildings	514.7	517.8
Plant and equipment	6,186.8	6,387.3
Construction in progress	269.0	253.8

Total	7,089.7	7,277.5
Less accumulated depreciation	(1,987.1)	(2,198.2)

Net	$5,102.6	$5,079.3

5.     Investments in Unconsolidated Affiliates

        The Company's ownership percentage and investments in unconsolidated affiliates, primarily manufacturing joint ventures, consist of the following (dollars in millions):

	June 30, 2004	December 31, 2003
Equity Method:
Polystyrene Australia Pty Ltd.	$3.5	$3.6
Sasol-Huntsman GmbH and Co. KG (50%)	13.8	13.2
Louisiana Pigment Company, L.P. (50%)	122.1	130.4
Rubicon, LLC (50%)	1.1	1.0
BASF Huntsman Shanghai Isocyanate Investment BV (50%) (1)	17.9	6.1
Others	2.7	1.2

Total equity method investments	161.1	155.5
Cost Method:
Gulf Advanced Chemicals Industry Corporation (4%)	2.5	2.5

Total investments	$163.6	$158.0

(1)
The Company owns 50% of BASF Huntsman Shanghai Isocyanate Investment BV. BASF Huntsman Shanghai Isocyanate Investment BV owns a 70% interest in a manufacturing joint venture, thus giving the Company an indirect 35% interest in the manufacturing joint venture.

6.     Intangible Assets

        The gross carrying amount and accumulated amortization of intangible assets consist of the following (dollars in millions):

	June 30, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents, trademarks, and technology	$431.7	$165.2	$266.5	$427.0	$144.5	$282.5
Licenses and other agreements	18.3	10.5	7.8	18.3	9.5	8.8
Non-compete agreements	49.5	42.2	7.3	49.6	38.5	11.1
Other intangibles	8.0	3.3	4.7	16.8	2.4	14.4

Total	$507.5	$221.2	$286.3	$511.7	$194.9	$316.8

        Amortization expense for intangible assets for the six month period ended June 30, 2004 and 2003 is $17.2 million and $3.8 million, respectively. Estimated future amortization expense for intangible assets over the next five years is as follows (dollars in millions):

Year Ended December 31	Estimated Expense
2004	$41.0
2005	40.5
2006	32.3
2007	32.3
2008	32.3

7.     Other Noncurrent Assets

        Other noncurrent assets consist of the following (dollars in millions):

	June 30, 2004	December 31, 2003
Prepaid pension assets	$197.0	$254.4
Debt issuance costs	120.9	105.9
Capitalized turnaround expense	121.1	83.9
Receivables from affiliates	11.4	25.2
Spare parts inventory	45.5	100.5
Other noncurrent assets	77.3	68.4

Total	$573.2	$638.3

8.     Accrued Liabilities

        Accrued liabilities consist of the following (dollars in millions):

	June 30, 2004	December 31, 2003
Payroll, severance and related costs	$119.4	$150.1
Interest	138.9	121.4
Volume and rebates accruals	75.8	89.5
Income taxes	43.2	53.0
Taxes (property and VAT)	64.4	63.3
Pension liabilities	24.8	21.3
Restructuring and plant closing costs	123.8	74.1
Environmental accruals	10.6	8.6
Interest and commodity hedging accruals	1.8	11.3
Other miscellaneous accruals	96.4	109.4

Total	$699.1	$702.0

9.     Other Noncurrent Liabilities

        Other noncurrent liabilities consist of the following (dollars in millions):

	June 30, 2004	December 31, 2003
Pension liabilities	$393.6	$345.3
Other postretirement benefits	97.5	86.3
Environmental accruals	22.3	26.3
Restructuring and plant closing costs	—	2.7
Fair value of interest derivative	4.8	9.5
Other noncurrent liabilities	83.2	114.6

Total	$601.4	$584.7

10.   Restructuring and Plant Closing Costs

        As of June 30, 2004 and December 31, 2003, the Company had reserves for restructuring and plant closing costs of $123.8 million and $76.8 million, respectively. During the six months ended June 30, 2004, the Company recorded additional reserves of $80.7 million, including reserves for workforce reductions. During the 2004 period, the Company made cash payments against these reserves of $33.7 million.

        As of June 30, 2004, accrued restructuring and plant closing costs by type of cost consist of the following (dollars in millions):

	Workforce reductions	Demolition and decommissioning	Non-cancelable lease costs	Facility closure costs	Other	Total
Accrued liability as of December 31, 2003	$66.4	$4.1	$0.2	$—	$6.1	$76.8
Charges	56.8	5.5	—	15.8	—	78.1
Payments(1)	(32.6)	(0.2)	(0.2)	—	(0.7)	(33.7)
Other	0.6	—	—	—	2.0	2.6

Accrued liability as of June 30, 2004	$91.2	$9.4	$—	$15.8	$7.4	$123.8

(1)
Includes impact of foreign currency translation.

        Detail of these reserves by segment are as follows (dollars in millions):

	Polyurethanes	Performance Products	Pigments	Polymers	Base Chemicals	AdMat	Total
Accrued liability as of December 31, 2003	$15.8	$2.4	$4.3	$2.8	$—	$51.5	$76.8
Charges	22.9	20.9	27.0	5.1	2.2	—	78.1
Payments(1)	(10.6)	(0.5)	(5.6)	(0.4)	—	(16.6)	(33.7)
Other	—	—	—	—	—	2.6	2.6

Accrued liability as of June 30, 2004	$28.1	$22.8	$25.7	$7.5	$2.2	$37.5	$123.8

(1)
Includes impact of foreign currency translation.

        As of December 31, 2003, the Polyurethanes segment reserve consisted of $15.8 million related to the restructuring activities at the Rozenburg, Netherlands site (as announced in 2003), the workforce reductions throughout the Polyurethanes segment (as announced in 2003), and the closure of the Shepton Mallet, U.K. site (as announced in 2002). During the six months ended June 30, 2004, the Polyurethanes segment recorded additional restructuring charges of $22.9 million and made cash payments of $10.6 million. In the first quarter 2004, the Polyurethanes segment recorded restructuring expenses of $4.8 million, all of which are payable in cash. In the second quarter 2004, the Polyurethanes segment announced restructuring charges of $18.1 million, all of which are payable in cash, including the closure of its West Deptford, New Jersey site. These restructuring activities are expected to result in additional restructuring charges of approximately $15 million through 2005 and result in workforce reductions of approximately 160 employees, of which 48 positions have been reduced during the six months ended June 30, 2004. As of June 30, 2004, the Polyurethanes segment restructuring reserve totaled $28.1 million.

        In connection with the AdMat Transaction, the Company is implementing a substantial cost reduction program in its Advanced Materials segment. The program includes reductions in costs of the Advanced Materials segment's global supply chain, reductions in general and administrative costs across this business and the centralization of operations where efficiencies may be achieved. The cost reduction program is expected to continue through June 2005 and is estimated to involve $63.5 million in total restructuring costs, all of which were recorded in AdMat's opening balance sheet. The program will result in approximately $53.9 million in charges for workforce reduction and approximately $9.6 million in charges to close plants and discontinue certain service contracts worldwide. The Advanced Materials segment reduced workforce by 188 individuals and 128 individuals during the six months ended December 31, 2003 and June 30, 2004, respectively. Payments of restructuring and plant closing costs were recorded against reserves established in connection with recording the AdMat Transaction as a purchase business combination. During the second quarter 2004, the Advanced Materials segment identified an additional $2.6 million of reserves which have been recorded on AdMat's opening balance sheet related to projects in Germany and Brazil.

        As of December 31, 2003, the Performance Products segment reserve consisted of $2.4 million related to the closure of a number of plants at its Whitehaven, U.K. facility, the closure of an administrative office in London, U.K., the rationalization of its surfactants technical center in Oldbury, U.K., and the restructuring of its facility in Barcelona, Spain. During the six months ended June 30, 2004, the Performance Products segment accrued restructuring charges of $20.9 million, of which $5.1 million are payable in cash, and made cash payments of $0.5 million related to these restructuring activities. There are no material additional charges expected related to these restructuring activities. On July 1, 2004, the Company announced the closure of its Guelph, Ontario, Canada Performance Products manufacturing facility. Production will be moved to the Company's other larger, more efficient facilities. These restructuring activities are not expected to result in additional charges. Workforce reductions of approximately 66 positions are anticipated. The Performance Products segment reserve totaled $22.8 million as of June 30, 2004.

        As of December 31, 2003, the Polymers segment reserve consisted of $2.8 million related to its demolition and decommissioning of the Odessa, Texas styrene manufacturing facility and noncancelable lease costs. During the six months ended June 30, 2004, the Polymers segment recorded restructuring expenses related to the closure of an Australian manufacturing unit of $5.1 million, of which $1.5 million are payable in cash, and made cash payments of $0.4 million related to these restructuring activities. These restructuring activities are expected to result in additional charges of less than $1 million through 2005 and in workforce reductions of approximately 23 positions, of which 13 positions have been reduced in the six months ended June 30, 2004. The Polymers segment reserve totaled $7.5 million as of June 30, 2004.

        As of June 30, 2004 and December 31, 2003, the Pigments segment reserve consisted of $25.7 and $4.3 million, respectively. During the six months ended June 30, 2004, the Pigments segment recorded additional restructuring charges of $108.1 million and made cash payments of $5.6 million. In the first quarter 2004, the Pigments segment recorded restructuring expenses of $3.9 million, all of which are payable in cash. In the second quarter 2004, the Pigments segment recorded restructuring expenses of $104.2 million, of which $81.1 million is not payable in cash. In April 2004, the Company announced that, following a review of the Pigments business, it will idle approximately 55,000 tonnes, or about 10%, of its total titanium dioxide ("TiO2") production capacity in the fourth quarter of 2004. As a result of this decision, the Company has recorded a restructuring charge of $17.0 million, a $77.2 million asset impairment charge and a $3.9 million charge for the write off of spare parts inventory and other assets. Concerning the impairment charge, the Company determined that the value of the related long-lived assets was impaired and recorded the non-cash charge to earnings for the impairment of these assets. The fair value of these assets for purposes of measuring the impairment was determined using the present value of expected cash flows. During the second quarter 2004, the Company recorded additional charges of $10.0 million in regards to previously announced restructurings which primarily relate to workforce reductions. These restructuring activities are expected to result in additional restructuring charges of approximately $13 million through 2005 and result in workforce reductions of approximately 475 employees, of which 46 positions have been reduced during the six months ended June 30, 2004. As of June 30, 2004, the Pigments segment restructuring reserve totaled $25.7 million.

        As of June 30, 2004 and December 31, 2003, the Base Chemicals segment reserve consisted of $2.2 and nil, respectively, related to workforce reductions arising from the announced change in work shift schedules at the Wilton, U.K. facility. During the six months ended June 30, 2004, the Base Chemicals segment recorded restructuring charges of $2.2 million, all of which is payable in cash. These restructuring activities are expected to result in additional charges of approximately $4.3 million and in workforce reductions of approximately 68 positions.

11.   Debt

        Outstanding debt consists of the following (dollars in millions):

	June 30, 2004	December 31, 2003
Huntsman LLC debt, excluding HIH and HI:
HLLC credit facilities:
Term Loan A	$606.3	$606.3
Term Loan B	96.1	459.0
HLLC revolving facility	86.5	12.2
Other debt:
HLLC senior secured notes	450.9	450.5
Huntsman Polymers senior unsecured notes	—	36.8
HLLC senior unsecured fixed rate notes	300.0	—
HLLC senior unsecured floating rate notes	100.0	—
HLLC senior subordinated fixed rate notes	44.2	44.2
HLLC senior subordinated floating rate notes	15.1	15.1
Huntsman Specialty Chemicals Corporation subordinated note	100.3	99.7
Huntsman Australia Holdings Corporation (HAHC) credit facilities	36.8	44.5
Huntsman Chemical Company Australia (HCCA) credit facilities	14.4	48.7
Subordinated note and accrued interest—affiliate	38.0	35.5
Term note payable to a bank	9.4	9.5
Other debt	6.4	5.6

Total HLLC debt, excluding HIH and HI	1,904.4	1,867.6
HI debt:
Senior secured credit facilities:
Term B loan	620.1	620.1
Term C loan	620.1	620.1
Revolving facility	37.0	22.0
Other debt:
Senior unsecured notes	456.6	457.1
Senior subordinated notes	1,150.4	1,169.8
Other debt	36.5	38.0

Total HI debt	2,920.7	2,927.1
HIH debt:
Senior discount notes	463.7	434.6
Senior subordinated discount notes—affiliate	385.9	358.3

Total HIH debt	849.6	792.9
Total HIH consolidated debt	3,770.3	3,720.0

AdMat debt:
Senior secured notes	348.4	348.2
Other debt	2.8	3.2

Total AdMat debt	351.2	351.4
HMP debt:
HMP Senior Secured Notes(1) (Principal amount $482.0)	368.3	329.4

Total HMP debt	368.3	329.4
Fair value adjustment of HIH debt	10.4	—
Elimination of HIH Senior subordinated discount notes owned by HMP	(385.9)	(358.3)

Total debt	$6,018.7	$5,910.1

Current portion	$44.4	$137.1
Long-term portion—excluding affiliate	5,936.3	5,737.5

Total debt—excluding affiliate	5,980.7	5,874.6
Long-term debt—affiliate	38.0	35.5

Total debt	$6,018.7	$5,910.1

(1)
Excludes value attributable to the warrants issued in conjunction with the HMP Senior Discount Notes.

HMP Equity Holdings Corporation Debt (excluding Huntsman LLC, HI, HIH and AdMat)

        On May 9, 2003, the Company issued units consisting of 15% senior secured discount notes due 2008 (the "HMP Senior Discount Notes") with an accreted value of $423.5 million and 875,000 warrants to purchase approximately 12% of the Company's common stock. Of the $423.5 million, $8.5 million was recorded to reflect a discount of 2%, $285.0 million has been recorded as the initial carrying value for the HMP Senior Discount Notes and $130.0 million was recorded as the carrying value of the warrants. The HMP Senior Discount Notes were issued with original issue discount for U.S. federal income tax purposes. The aggregate proceeds from the units were allocated to the HMP Senior Discount Notes and warrants based upon the relative fair value of each security. Interest on the HMP Senior Discount Notes is paid in kind. The effective interest rate based on the initial carrying value is 23.7%. The HMP Senior Discount Notes are secured by a first priority lien on the HIH Senior Subordinated Discount Notes, the 10% direct and 30% indirect equity interests held by the Company in HIH, the Company's common stock outstanding as of May 9, 2003, and the Company's equity interests in Huntsman LLC. The HMP Senior Discount Notes are redeemable beginning November 15, 2004 at stipulated redemption prices declining from 107.5% to 100% of accreted value by May 15, 2007. The HMP Senior Discount Notes contain certain restrictions including limits on the incurrence of debt, restricted payments, liens, transactions with affiliates, and merger and sales of assets. Management believes that the Company is in compliance with the covenants of the HMP Senior Discount Notes as of June 30, 2004.

        The Company issued 875,000 warrants in connection with the HMP Senior Discount Notes, each of which entitled the holder to purchase 2.8094 shares of the Company's common stock for an exercise price of $0.01 per share. On August 7, 2004, the Company completed a 10 for 1 reverse stock split which reduced the number of shares outstanding as of that date from 18,027,214 to 1,802,721. As a result of this reverse stock split, the holders of the warrants are now entitled to purchase 0.28094 shares for each warrant held at an exercise price of $0.10 per share. The warrants became separately transferable from the HMP Senior Discount Notes 180 days after issuance on May 9, 2003, and the warrants become exercisable on November 15, 2004. In certain events, the Company has the right to require the holders of the warrants to exercise or exchange them for other equity securities. The warrants expire on May 15, 2011. On December 23, 2003, the Company repurchased 14,145 warrants at a value of $1.3 million. There are currently 860,855 warrants outstanding. The aggregate number of shares of Company common stock issuable to the warrant holders is 241,849.

Subsidiary Debt

        The Company's three principal operating subsidiaries are separately financed, their debt is non-recourse to the Company and the Company has no contractual obligation to fund their respective operations. Moreover, notwithstanding that HIH is consolidated with Huntsman LLC for financial accounting purposes, Huntsman LLC is financed separately from HIH, HIH's debt is non-recourse to Huntsman LLC and Huntsman LLC has no contractual obligation to fund HIH's operations. AdMat is also financed separately from Huntsman LLC and HIH, Huntsman LLC and HIH's debt is non-recourse to AdMat and AdMat has no contractual obligation to fund Huntsman LLC or HIH's operations. The following is a discussion of the debt and liquidity of the Company's three primary subsidiaries.

  Huntsman LLC Debt (Excluding HIH and HI)

  Senior Secured Credit Facilities (HLLC Credit Facilities)

        Huntsman LLC's senior secured credit facilities (the "HLLC Credit Facilities") consist of a $275 million revolving credit facility maturing in 2006 (the "HLLC Revolving Facility") and two HLLC Term Loan facilities maturing in 2007, initially in the amount of $938 million ("HLLC Term Loan A") and $450 million ("HLLC Term Loan B" and, collectively with HLLC Term Loan A, the "HLLC Term

Facilities"). HLLC Term Loan A has scheduled quarterly maturities commencing March 2006, with the final balance due at maturity. The total outstanding balance of HLLC Term Loan B is due at maturity.

        On June 22, 2004, the Company applied $362.9 million from the proceeds from its offering of the HLLC Unsecured Notes (as defined below) to HLLC Term Loan B. See "—Senior Unsecured Notes (HLLC Unsecured Notes)" below. In addition, as discussed in "—Senior Secured Notes (2003 HLLC Secured Notes)" below, in 2003, the Company repaid a total of $331.8 million on HLLC Term Loan A and $65.0 million on the HLLC Revolving Facility, without reducing commitments. The next scheduled quarterly amortization payment under the HLLC Credit Facilities is due March 2006.

        The HLLC Revolving Facility is secured by a first lien on substantially all the assets of the Company, HSCHC, Huntsman Specialty Chemicals Corporation ("Huntsman Specialty") and the Company's domestic restricted subsidiaries, which does not include HIH or HI. The HLLC Term Facilities are secured by a second lien on substantially the same assets that secure the HLLC Revolving Facility. The HLLC Credit Facilities are also guaranteed by HSCHC and Huntsman Specialty and by the Company's domestic restricted subsidiaries (collectively, the "HLLC Guarantors"). Neither HIH nor HI are HLLC Guarantors. As of June 30, 2004 and December 31, 2003, the weighted average interest rates on the HLLC Credit Facilities were 5.8% and 7.3%, respectively, excluding the impact of interest rate hedges.

        The HLLC Revolving Facility is subject to a borrowing base of accounts receivable and inventory and is available for general corporate purposes. Borrowings under the HLLC Revolving Facility bear interest, at the Company's option, at a rate equal to (i) a LIBOR-based eurocurrency rate plus an applicable margin ranging from 2.75% to 3.50% as based on the Company's most recent ratio of total debt to "EBITDA" (as defined in the HLLC Revolving Facility credit agreement), or (ii) a prime-based rate plus an applicable margin ranging from 1.75% to 2.50%, also based on the Company's most recent ratio of total debt to EBITDA. As of June 30, 2004, the interest rate on the HLLC Revolving Facility was LIBOR plus 3.50%.

        As of June 30, 2004, borrowings under the HLLC Term Facilities bear interest, at the Company's option, at a rate equal to (i) a LIBOR-based eurocurrency rate plus an applicable margin of 4.0% and 9.0% for HLLC Term Loan A and HLLC Term Loan B, respectively, or (ii) a prime-based rate plus an applicable margin of 3.00% and 8.0% for HLLC Term Loan A and HLLC Term Loan B, respectively. On June 23, 2004, in accordance with the HLLC Credit Facilities agreement, the applicable margin for HLLC Term Loan A decreased 0.75% (75 basis points) in conjunction with the repayment of $362.9 million on HLLC Term Loan B. This agreement also provides for quarterly escalating interest rates on HLLC Term Loan B of up to maximum LIBOR and prime based margins of 9.75% and 8.75%, respectively by July 2004.

        The HLLC Credit Facilities provide for financial covenants including a minimum interest coverage ratio, a minimum fixed charge ratio and maximum debt to EBITDA ratio, as defined, and limits on capital expenditures, in addition to restrictive covenants customary to financings of these types, including limitations on liens, debt and the sale of assets. On May 6, 2004, the Company amended certain financial covenants in the HLLC Credit Facilities. The amendment applies to both the HLLC Revolving Facility and the HLLC Term Facilities and provides for, among other things, the amendment of certain financial covenants through the fourth quarter 2005. The amendment provided for an increase in the maximum leverage ratio, and a decrease in the minimum interest coverage ratio and the fixed charge coverage ratio. The amendment also amended the mandatory prepayment provisions contained in the HLLC Credit Facilities to permit the Company, after certain levels of repayment of HLLC Term Loan B, to use subordinate debt or equity proceeds to repay a portion of the outstanding indebtedness of certain of its Australian subsidiaries. As noted in "—Other Debt" below, on June 24, 2003, the Company used $25 million of the proceeds from the offering of the HLLC Unsecured Notes to repay existing indebtedness at Huntsman Chemical Company Australia Pty. ("HCCA").

        Management believes that Huntsman LLC is in compliance with the covenants of the HLLC Credit Facilities as of June 30, 2004.

  Senior Secured Notes (2003 HLLC Secured Notes)

        On September 30, 2003, Huntsman LLC sold $380 million aggregate principal amount of 11 5/8% senior secured notes due 2010 at a discount to yield 11 7/8% in a private offering (the "September 2003 Offering"). The proceeds from the offering were used to repay $65.0 million on the HLLC Revolving Facility, without reducing commitments, and $296.6 million on HLLC Term Loan A. On December 3, 2003 Huntsman LLC sold an additional $75.4 million aggregate principal amount of its senior secured notes (collectively with the notes sold in the September 2003 Offering, the "2003 HLLC Secured Notes") at a discount to yield 11.72% (the "December 2003 Offering"). The proceeds of this offering were used to repay $35.2 million on HLLC Term Loan A. The remaining proceeds of the this offering were temporarily applied to reduce outstanding borrowings under the HLLC Revolving Facility, and Huntsman LLC, on January 28, 2004, used $37.5 million of the net cash proceeds to redeem the Huntsman Polymers Notes (representing principal of $36.8 million plus accrued interest). The Huntsman Polymers Notes would have been due in December 2004 and were redeemed at 100% of their aggregate principal amount. The 2003 HLLC Secured Notes bear interest at a rate of 11 5/8% per annum and interest is payable semi-annually on April 15 and October 15. The 2003 HLLC Secured Notes mature on October 15, 2010 and are secured by a second lien on substantially all the assets of Huntsman LLC, HSCHC, Huntsman Specialty and Huntsman LLC's domestic restricted subsidiaries (which do not include HIH or HI). The 2003 HLLC Secured Notes are effectively subordinated to all Huntsman LLC's obligations under the HLLC Revolving Facility and rank pari passu with the HLLC Term Facilities. The 2003 HLLC Secured Notes are also guaranteed by the HLLC Guarantors. In accordance with Huntsman LLC's contractual obligation to register the 2003 HLLC Secured Notes, Huntsman LLC's registration statement on Form S-4/A filed with the U.S. Securities and Exchange Commission became effective on February 13, 2004 and the exchange offer of unregistered 2003 HLLC Secured Notes for registered 2003 HLLC Secured Notes was completed on March 29, 2004.

        The 2003 HLLC Secured Notes are redeemable after October 15, 2007 at 105.813% of the principal amount thereof, declining ratably to par on and after October 15, 2009, and prior to October 15, 2007 at a redemption price equal to the greater of (1) 105.813% of the principal amount thereof plus all required interest payments due on such notes through October 15, 2007, discounted to the redemption date using the treasury rates, plus 0.50%, plus, in each case, accrued and unpaid interest to the date of redemption, or (2) 100% of the principal amount thereof.

        The indenture governing the 2003 HLLC Secured Notes contains covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also requires Huntsman LLC to offer to repurchase the 2003 HLLC Secured Notes upon a change of control. Management believes that Huntsman LLC is in compliance with the covenants of the 2003 HLLC Secured Notes as of June 30, 2004.

  Senior Unsecured Notes (HLLC Unsecured Notes)

        On June 22, 2004, Huntsman LLC sold $300 million of senior unsecured fixed rate notes that bear interest at 11.5% and mature on July 15, 2012 (the "HLLC Unsecured Fixed Rate Notes") and $100 million of senior unsecured floating rate notes that bear interest at a rate equal to LIBOR plus 7.25% and mature on July 15, 2011 (the "HLLC Unsecured Floating Rate Notes," and, together with the HLLC Unsecured Fixed Rate Notes, the "HLLC Unsecured Notes"). The interest rate on the HLLC Unsecured Floating Rate Notes as of June 30, 2004 was 8.80%. The proceeds from the offering were used to repay $362.9 million on HLLC Term Loan B and $25 million to repay existing indebtedness at HCCA. See "—Other Debt" below. The HLLC Unsecured Notes are unsecured obligations of Huntsman LLC and are guaranteed by the HLLC Guarantors.

        The HLLC Unsecured Fixed Rate Notes are redeemable after July 15, 2008 at 105.75% of the principal amount thereof, declining ratably to par on and after July 15, 2010, and prior to July 15, 2008 at a redemption price equal to the greater of (1) 105.75% of the principal amount thereof plus all required interest payments due on such notes through July 15, 2008, discounted to the redemption date using the treasury rates, plus 0.50%, plus, in each case, accrued and unpaid interest to the date of redemption, or (2) 100% of the principal amount thereof. The HLLC Unsecured Floating Rate Notes are redeemable after July 15, 2006 at 104.0% of the principal amount thereof, declining ratably to par on and after July 15, 2008, and prior to July 15, 2006 at a redemption price equal to the greater of (1) 104.0% of the principal amount thereof plus all required interest payments due on such notes through July 15, 2006, discounted to the redemption date using the treasury rates, plus 0.50%, plus, in each case, accrued and unpaid interest to the date of redemption, or (2) 100% of the principal amount thereof.

        The indenture governing the HLLC Unsecured Notes contains covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also requires Huntsman LLC to offer to repurchase the HLLC Unsecured Notes upon a change of control. Management believes that Huntsman LLC is in compliance with the covenants of the HLLC Unsecured Notes as of June 30, 2004.

  Senior Subordinated Fixed And Floating Rate Notes (HLLC Notes) And Huntsman Polymers Senior Unsecured Notes (Huntsman Polymers Notes)

        Huntsman LLC's 9.5% fixed and variable subordinated notes due 2007 (the "HLLC Notes") with an outstanding principal balance of $59.3 million as of June 30, 2004 are unsecured subordinated obligations of Huntsman LLC and are junior in right of payment to all existing and future secured or unsecured senior indebtedness of Huntsman LLC and effectively junior to any secured indebtedness of Huntsman LLC to the extent of the collateral securing such indebtedness. Interest is payable on the HLLC Notes semiannually on January 1 and July 1 at an annual rate of 9.5% on the fixed rate notes and LIBOR plus 3.25% on the floating rate notes. The HLLC Notes are redeemable at the option of Huntsman LLC after July 2002 at a price declining from 104.75% to 100% of par value as of July 1, 2005. The weighted average interest rate on the floating rate notes was 4.5% and 4.4% as of June 30, 2004 and December 31, 2003, respectively.

        On January 28, 2004, Huntsman LLC used $37.5 million of the net cash proceeds from the December 2003 Offering to redeem the Huntsman Polymers Notes (representing principal of $36.8 million plus accrued interest). The Huntsman Polymers Notes were unsecured senior obligations of Huntsman Polymers; they had an original maturity of December 2004, a fixed interest rate of 11 3/4%, and an outstanding balance of $36.8 million as of December 31, 2003. The Huntsman Polymers Notes would have been due in December 2004 and were redeemed at 100% of their aggregate principal amount.

        Prior to the Restructuring completed September 30, 2002, the indentures governing the HLLC Notes and Huntsman Polymers Notes contained certain restrictive covenants. Concurrently with the closing of the Restructuring, previously executed amendments to the indentures became effective and virtually all the restrictive covenants contained in the indentures were eliminated.

  Other Debt

        Huntsman Specialty's subordinated note in the aggregate principal amount of $75.0 million accrued interest until April 15, 2002 at 7% per annum. Pursuant to the note agreement, effective April 15, 2002, all accrued interest was added to the principal of the note for a total principal amount of $106.6 million. Such principal balance will be payable in a single installment on April 15, 2008. Interest has been payable quarterly in cash, commencing July 15, 2002. For financial reporting purposes, the note was initially recorded at its estimated fair value of $58.2 million, based on prevailing market rates as of the effective date. As of June 30, 2004 and December 31, 2003, the unamortized discount on the note is $6.3 million and $6.9 million, respectively.

        Certain of Huntsman LLC's Australian subsidiaries maintain credit facilities that are non-recourse to Huntsman LLC. HCCA, in its capacity as trustee of the HCA Trust, holds Huntsman LLC's Australian styrenics assets. HCCA maintains a credit facility (the "HCCA Facility"), consisting of a term facility. On June 24, 2004, Huntsman LLC used $25 million of proceeds from the offering of the HLLC Unsecured Notes to repay a portion of the HCCA Facility, including repaying in full the working capital facility and reducing the term facility to $14.4 million (A$20.9 million). In connection with this repayment, a preexisting payment default was cured and the remaining term facility was amended. The outstanding loan amount matures and is due on July 31, 2005. The HCCA Facility contains no financial covenants, and borrowings under the HCCA Facility bear interest at a base rate plus a spread of 1.25%, plus an additional 0.5% line use fee. As of June 30, 2004, the weighted average interest rate for the HCCA Facility was 6.8%. The HCCA Facility is secured by effectively all the assets of the HCA Trust. Management believes that HCCA is in compliance with the covenants of the HCCA Facility as of June 30, 2004.

        Huntsman Australia Holdings Corporation ("HAHC") and certain of its subsidiaries hold Huntsman LLC's Australian surfactants assets. HAHC and certain of its subsidiaries are parties to credit facilities established in December 1998 (the "HAHC Facilities"). As of June 30, 2004, borrowings under the HAHC Facilities total A$53.2 million ($36.8 million) and bear interest at a base rate plus a spread of 2%. As of June 30, 2004, the weighted average interest rate for the HAHC Facilities was 7.5%. Principal payments are due semiannually through December 2005. The HAHC Facilities are collateralized by effectively all of the assets of the HAHC subsidiaries in addition to a stock pledge of the shares of one of its U.S. subsidiaries. The HAHC Facilities are subject to financial covenants, including a debt service ratio, a leverage ratio, an interest coverage ratio and limits on capital expenditures, in addition to restrictive covenants customary to financings of this type, including limitations on liens, debt and the sale of assets. As of June 30, 2004, HAHC was current on all scheduled amortization and interest payments under the HAHC Facilities but was not in compliance with certain financial covenants in the agreements governing the HAHC Facilities. The outstanding debt balances due under the HAHC Facilities have been classified in current portion of long-term debt.

        On July 2, 2001, Huntsman LLC entered into a 15% note payable with an affiliated entity in the amount of $25.0 million. The note is due and payable on the earlier of the tenth anniversary of the issuance date or the date of the repayment in full in cash of all indebtedness of Huntsman LLC under its senior secured credit facilities. Interest is not paid in cash, but is accrued at a designated rate of 15% per annum, compounded annually. As of June 30, 2004 and December 31, 2003, accrued interest added to the principal balance was $13.8 million and $10.5 million, respectively.

  HIH Debt

        The HIH and HI debt transactions and balances prior to the HIH Consolidation Transaction, effective May 1, 2003, are not included in the accompanying financial statements.

  Senior Secured Credit Facilities (HI Credit Facilities)

        As of June 30, 2004, HI had senior secured credit facilities (the "HI Credit Facilities") which consisted of a revolving loan facility of up to $400 million that was scheduled to mature on June 30, 2005, a $620.1 million term loan B facility that was scheduled to mature on June 30, 2007, and a $620.1 million term loan C facility that was scheduled to mature on June 30, 2008. On July 13, 2004, HI amended and restated the HI Credit Facilities. The HI Credit Facilities as amended and restated now consist of a revolving loan facility of up to $375 million with a maturity of September 2008 (the "HI Revolving Facility"), which includes a $50 million multicurrency revolving loan facility available in euros, GBP Sterling and U.S. dollars, and a term loan B facility consisting of a $1,305 million term portion and a €50 million (approximately $61.6 million) term portion (the "HI Term Facility"). At the closing of the amendment and restatement of the HI Credit Facilities, of the $126.6 million of net proceeds, $82.4 million was applied to repay all outstanding borrowings on the HI Revolving Facility and the balance, net of fees, increased cash and cash equivalents. The increased liquidity is available for general corporate purposes and to provide a portion of funds for the potential construction of a polyethylene production facility at HI's Wilton, U.K. facility. Scheduled amortization of the HI Term Facility is 1% per annum, commencing June 30, 2005, with the remaining unpaid balance due at maturity. The maturity of the HI Term Facility is December 31, 2010; provided that the maturity will be accelerated to December 31, 2008 if HI has not refinanced all of the outstanding HI Senior Notes (as defined below) and HI Subordinated Notes (as defined below) on or before December 31, 2008 on terms satisfactory to the administrative agent under the HI Credit Facilities.

        Interest rates for the amended and restated HI Credit Facilities are based upon, at HI's option, either a eurocurrency rate (LIBOR) or a base rate (prime) plus the applicable spread. The applicable spreads vary based on a pricing grid, in the case of eurocurrency-based loans, from 2.25% to 3.25% per annum depending on the loan facility and whether specified conditions have been satisfied, and, in the case of base rate loans, from 1.00% to 2.00% per annum. As of June 30, 2004 and December 31, 2003 (which was prior to the amendment and restatement of the HI Credit Facilities), the average interest rates on the HI Credit Facilities were 5.4% and 5.6%, respectively, excluding the impact of interest rate hedges. Pursuant to the amendment and restatement, the current applicable interest rate spreads were reduced by 0.25% (25 basis points) on the HI Revolving Facility and by 0.875% (87.5 basis points) on the HI Term Facility.

        HI's obligations under the HI Credit Facilities are supported by guarantees of the Company, substantially all of HI's domestic subsidiaries and certain foreign subsidiaries, as well as pledges of substantially all their assets, including 65% of the voting stock of certain non-U.S. subsidiaries.

        The HI Credit Facilities contain covenants relating to the incurrence of debt, purchase and sale of assets, limitations on investments, affiliate transactions, change in control provisions, capital expenditures and maintenance of certain financial ratios. The amendment and restatement provided for, among other things, the amendment of certain financial covenants, including changes to the maximum leverage ratio, the minimum interest coverage ratio, and an increase in the permitted amount of annual consolidated capital expenditures from $250 million to $300 million, with a provision for carryover to subsequent years. In addition, the mandatory prepayment level in connection with HI's accounts receivable securitization program was increased from $310 million to $325 million. For more information, see "Note 13—Securitization of Accounts Receivable." Management believes that, as of June 30, 2004, HI was in compliance with the covenants of the HI Credit Facilities.

  Senior Unsecured Notes (HI Senior Notes) and Senior Subordinated Notes (HI Subordinated Notes)

        In March 2002, HI issued $300 million 9 7/8% Senior Notes (collectively with the 2003 HI Senior Notes (defined below), the "HI Senior Notes"). Interest on the HI Senior Notes is payable semi-annually and the HI Senior Notes mature on March 1, 2009. The HI Senior Notes are unsecured and are fully and unconditionally guaranteed on a joint and several basis by substantially all of HI's domestic subsidiaries and certain foreign subsidiaries (collectively, the "HI Guarantors"). The HI Senior Notes are redeemable, in whole or in part, at any time by HI on or prior to March 1, 2006 at 100% of the face value plus a "make whole" premium, as defined in the applicable indenture. After March 1, 2006, the HI Senior Notes may be redeemed by HI, in whole or in part, at a redemption price that declines from 104.937% to 100% after March 1, 2008. On April 11, 2003, HI sold an additional $150 million in aggregate principal amount of 9 7/8% Senior Notes due 2009 (the "2003 HI Senior Notes"). The 2003 HI Senior Notes were priced at 105.25%.

        HI also has outstanding $600 million and €450 million ($550.4 million as of June 30, 2004) 10 1/8% Senior Subordinated Notes (the "HI Subordinated Notes"). Interest on the HI Subordinated Notes is payable semi-annually and the HI Subordinated Notes mature on July 1, 2009. The HI Subordinated

Notes are unsecured and are fully and unconditionally guaranteed on a joint and several basis by the HI Guarantors. The HI Subordinated Notes are redeemable, in whole or in part, at any time by HI prior to July 1, 2004 at 100% of the face value plus a "make whole" premium, as defined in the applicable indenture. On or after July 1, 2004 the HI Subordinated Notes may be redeemed by HI at 105.063% of the principal amount thereof, declining ratably to par on and after July 1, 2007

        The HI Senior Notes and the HI Subordinated Notes contain covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. They also contain a change of control provision requiring HI to offer to repurchase the HI Senior Notes and the HI Subordinated Notes upon a change of control. Management believes that HI is in compliance with the covenants of the HI Senior Notes and the HI Subordinated Notes as of June 30, 2004.

  Other Debt

        HI maintains a $25 million multicurrency overdraft facility for its European subsidiaries (the "HI European Overdraft Facility"), all of which was available as of June 30, 2004. As of December 31, 2003, HI had approximately $7.5 million outstanding under the HI European Overdraft Facility included within trade payables. The HI European Overdraft Facility is used for daily working capital needs.

        Included within other debt is debt associated with one of HI's Chinese MDI joint ventures. In January 2003, HI entered into a joint venture agreement with Shanghai Chlor-Alkali Chemical Company, Ltd. to build MDI production facilities near Shanghai, China. HI owns 70% of the joint venture, Huntsman Polyurethanes Shanghai Ltd. ("HPS"), which is a consolidated affiliate. On September 19, 2003, HPS obtained secured financing for the construction of the production facilities. HPS obtained term loans for the construction of its plant in the maximum principal amount of approximately $82.4 million, a working capital credit line in the amount of approximately $35.1 million, and a facility for funding value added tax ("VAT") payments in the amount of approximately $0.6 million. As of June 30, 2004, there were $4.0 million outstanding in U.S. dollar borrowings and 10.0 million in RMB borrowings ($1.2 million) under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. As of June 30, 2004, the interest rate for U.S. dollar borrowings was approximately 2.1% and 5.2% for RMB borrowings. The loans are secured by substantially all the assets of HPS and will be repaid in 16 semi-annual installments, beginning no later than June 30, 2007. The financing is non-recourse to HI, but is guaranteed during the construction phase by affiliates of HPS, including Huntsman Holdings. Huntsman Holdings unconditionally guarantees 70% of any amounts due and unpaid by HPS under the loans described above (except for the VAT facility which is not guaranteed). Huntsman Holdings' guarantees remain in effect until HPS has (i) commenced production at least 70% of capacity for at least 30 days, and (ii) achieved a debt service cover ratio of at least 1:1.

  Senior Discount Notes and Senior Subordinated Discount Notes (HIH Discount Notes)

        On June 30, 1999, HIH issued senior discount notes ("HIH Senior Discount Notes") and senior subordinated discount notes (the "HIH Senior Subordinated Discount Notes" and, collectively with the HIH Senior Discount Notes, the "HIH Discount Notes") to ICI with initial stated values of $242.7 million and $265.3 million, respectively. The HIH Discount Notes are due December 31, 2009. Interest on the HIH Discount Notes is paid in kind. The HIH Discount Notes contain limits on the incurrence of debt, restricted payments, liens, transactions with affiliates, and merger and sales of assets. Management believes that HIH is in compliance with the covenants of the HIH Discount Notes as of June 30, 2004.

        Interest on the HIH Senior Discount Notes accrues at 13 3/8% per annum. The HIH Senior Discount Notes are redeemable prior to July 2004 for an amount equal to the net present value of

106.688% of the projected July 1, 2004 accreted value and thereafter at stipulated redemption prices declining to 100% of accreted value in 2007.

        The HIH Senior Subordinated Discount Notes have a stated rate of 8% that originally was to reset to a market rate in June 2002 and can be redeemed at 100% of accreted value at any time until June 30, 2004. On December 21, 2001, the terms of the HIH Senior Subordinated Discount Notes were modified, including deferring the reset date until September 2004, at which time the interest rate will reset to a market rate. For financial reporting purposes, the HIH Senior Subordinated Discount Notes were initially recorded at their estimated fair value of $223 million based upon prevailing market rates at June 30, 1999. The modification of the terms resulted in a significant decrease in the present value of the debt and, as a result, the debt was treated effectively as an extinguishment and reissuance of the debt. The debt was recorded using a 16% interest rate, the estimated market rate for the debt as of December 20, 2001. In connection with the financial restructuring of Huntsman LLC on September 30, 2002, MatlinPatterson contributed its interest in the HIH Senior Subordinated Discount Notes to HMP. On May 9, 2003, HMP completed the purchase of the HIH Senior Subordinated Discount Notes from ICI. As of June 30, 2004, the HIH Senior Subordinated Discount Notes are held by HMP.

        As of June 30, 2004 and December 31, 2003, the HIH Senior Discount Notes included $221.0 million and $191.9 million of accrued interest, respectively. As of June 30, 2004 and December 31, 2003, the HIH Senior Subordinated Discount Notes included $127.4 million and $112.3 million of accrued interest, respectively, and $6.8 million and $19.2 million of discount, respectively.

  AdMat Debt

  Senior Secured Credit Facility (AdMat Revolving Credit Facility)

        On June 30, 2003, AdMat entered into the AdMat Revolving Credit Facility that provides up to $60 million of borrowings and is secured by a first lien on substantially all of AdMat's assets and those of certain of its subsidiaries. The collateral includes substantially all real property and equipment relating to AdMat's manufacturing plants located at Bergkamen, Germany; Monthey, Switzerland; McIntosh, Alabama; and Duxford, U.K. The collateral also includes certain capital stock and intercompany notes of certain subsidiaries of AdMat, and certain other assets, principally including inventory and accounts receivable. AdMat's obligations under the AdMat Revolving Credit Facility have been initially guaranteed by all of AdMat's U.S. subsidiaries and certain of its non-U.S. subsidiaries (the "AdMat Guarantors"). The AdMat Revolving Credit Facility lenders are parties to an intercreditor agreement (the "Intercreditor Agreement") with the holders of the AdMat Senior Secured Notes.

        The AdMat Revolving Credit Facility matures on June 30, 2007. Interest rates, at AdMat's option, are based upon either a eurocurrency rate (LIBOR) or a base rate (prime), plus an applicable spread. The applicable spreads vary based on a pricing grid. In the case of the eurocurrency based loans, spreads range from 3.0% to 4.5% per annum, depending on whether specified conditions have been satisfied, and, in the case of base rate loans, from 2.0% to 3.5% per annum. As of June 30, 2004, AdMat had nothing drawn on the AdMat Revolving Credit Facility and had approximately $13.8 million of letters of credit issued and outstanding under the AdMat Revolving Credit Facility.

        The AdMat Revolving Credit Facility contains covenants relating to incurrence of additional debt, purchase and sale of assets, limitations on investments, affiliate transactions, change in control and maintenance of certain financial ratios. The financial covenants include a leverage ratio, fixed charge coverage ratio and a limit on capital expenditures. The AdMat Revolving Credit Facility also limits the payment of dividends and distributions generally to the amount required by AdMat's members to pay income taxes. Management believes that AdMat is in compliance with the covenants of the AdMat Revolving Credit Facility as of June 30, 2004.

  Senior Secured Notes (AdMat Senior Secured Notes)

        In connection with the AdMat Transaction, on June 30, 2003, AdMat issued $250 million of AdMat Fixed Rate Notes and $100 million of AdMat Floating Rate Notes. The $250 million of AdMat Fixed Rate Notes bear a fixed rate of interest of 11%, and the AdMat Floating Rate Notes bear interest at a rate per annum equal to LIBOR plus 8.0%, subject to a floor with respect to LIBOR of 2.0%. As of June 30, 2004, the interest rate on the AdMat Floating Rate Notes was 10%. Interest on the AdMat Floating Rate Notes resets semi-annually. The $100 million of AdMat Floating Rate Notes were issued with an original issue discount of 2.0%, or for $98 million. The $2 million discount will be amortized to interest expense over the term of the AdMat Floating Rate Notes. Interest is payable on the AdMat Senior Secured Notes semiannually on January 15 and July 15.

        The AdMat Senior Secured Notes are secured by a second lien, subject to the Intercreditor Agreement, on substantially all of the assets that secure the AdMat Revolving Credit Facility. The AdMat Senior Secured Notes effectively rank senior in right of payment to all existing and future obligations of AdMat that are unsecured or secured by liens on the collateral junior to the liens securing the AdMat Senior Secured Notes. The AdMat Senior Secured Notes are initially guaranteed on a senior basis by the AdMat Guarantors and are also supported by liens on substantially all of the assets of the AdMat Guarantors.

        The AdMat Fixed Rate Notes are redeemable on or after July 15, 2007 at the option of AdMat at a price declining from 105.5% to 100.0% of par value by the year 2009. The AdMat Floating Rate Notes are redeemable on or after July 15, 2005 at the option of AdMat at a price declining from 105.0% to 100.0% of par value by the year 2007. At any time prior to July 15, 2007 for the AdMat Fixed Rate Notes and July 15, 2005 for the AdMat Floating Rate Notes, AdMat may redeem all or part of such notes at 100% of their principal amount, plus a "make whole" premium, as defined in the indenture. In addition, AdMat may redeem up to 35% of the aggregate principal amount of the AdMat Senior Secured Notes at a redemption price of 111% of the principal thereof with the net cash proceeds of one or more equity offerings, subject to certain conditions and limitations.

        The AdMat Senior Secured Notes contain covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. The AdMat Senior Secured Notes also contain a change of control provision requiring AdMat to offer to repurchase the AdMat Senior Secured Notes upon a change of control. Management believes that AdMat was in compliance with the covenants of the AdMat Senior Secured Notes as of June 30, 2004.

  Other Debt

        On August 1, 2000, Vantico, AdMat's predecessor company, issued the €250 million of the Vantico Senior Notes. The Vantico Senior Notes bear interest at 12%, are due 2010 and are unsecured subordinated debt obligations. In connection with the AdMat Transaction, approximately 99.6% of the Vantico Senior Notes were converted to equity, and Vantico entered into a supplemental indenture that provided for the elimination of most of the covenants previously contained in the indenture. On September 10, 2003, pursuant to a change of control provision in the supplemental indenture, substantially all the remaining approximately 0.4% of the Vantico Senior Notes were purchased at 101% plus accrued interest and cancelled. Less than $0.1 million of the Vantico Senior Notes remain outstanding as of June 30, 2004.

        As of June 30, 2004 and December 31, 2003, AdMat also had $2.7 million and $3.1 million, respectively, of other debt outstanding under credit facilities in Brazil and Turkey. These facilities are primarily revolving credit lines that support the working capital needs of the business and the issuance of certain letters of credit and guarantees. A portion of the other debt is backed by letters of credit issued and outstanding under the AdMat Revolving Credit Facility.

        The scheduled maturities of long-term debt after giving effect to the amendment and restatement of the HI Credit Facilities on July 13, 2004 are as follows (dollars in millions):

	Years Ended
	June 30, 2005	June 30, 2006-2008	June 30, 2009-2010	After June 30, 2010	Total
Total debt	$44.4	$1,403.1	$3,432.2	$1,138.7	$6,018.7

12.   Derivatives and Hedging Activities

Interest Rate Hedging

        Through the Company's borrowing activities, it is exposed to interest rate risk. Such risk arises due to the structure of the HLLC Credit Facilities and the Company's debt portfolio, including the duration of the portfolio and the mix of fixed and floating interest rates. The HI Credit Facilities require that a certain portion of debt be at fixed rates through either interest rate hedges or through other means that provide a similar effect. Actions taken to reduce interest rate risk include managing the mix and rate characteristics of various interest bearing liabilities as well as entering into interest rate swaps, collars and options.

        As of June 30, 2004 and December 31, 2003, the Company had entered into various types of interest rate contracts to manage its interest rate risk on its long-term debt as indicated below (dollars in millions):

	June 30, 2004	December 31, 2003
Interest rate swaps
Notional amount	$295.0	$447.5
Fair value	(5.2)	(14.4)
Weighted average pay rate	4.66%	5.49%
Maturing	2004-2007	2004-2007
Interest rate collars
Notional amount	$100.0	$150.0
Fair value	(1.0)	(4.8)
Weighted average cap rate	7.13%	7.00%
Weighted average floor rate	6.25%	6.25%
Maturing	2004	2004

        Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount.

        The Company purchases interest rate cap and interest rate collar agreements to reduce the impact of changes in interest rates on its floating-rate long-term debt. The cap agreements entitle the Company to receive from the counterparties (major banks) the amounts, if any, by which the Company's interest payments on certain of its floating-rate borrowings exceed a certain rate. The floor agreements require the Company to pay to the counterparties (major banks) the amount, if any, by which the Company's interest payments on certain of its floating-rate borrowings are less than a certain rate.

        The majority of the interest rate contracts have been designated as cash flow hedges of future interest payments on the Company's variable rate debt. The fair value of these interest rate contracts designated as hedges as of June 30, 2004 and December 31, 2003 was a loss of approximately

$4.5 million and $13.0 million, respectively, which is recorded in other accrued liabilities and in accumulated other comprehensive income (loss) to the extent of the effective portions of the hedging instruments. Gains and losses related to these contracts will be reclassified from other comprehensive income (loss) into earnings in the periods in which the related hedged interest payments are made. As of June 30, 2004, losses of approximately $7.1 million are expected to be reclassified into earnings over the remainder of 2004. Gains and losses on these agreements, including amounts recorded related to hedge ineffectiveness, are reflected as interest expense in the statement of operations. Income of $0.3 million and $0.7 million was recorded in interest expense in the six months ended June 30, 2004 and 2003, respectively.

        As of June 30, 2004 and December 31, 2003, swap agreement liabilities with a fair value of $1.7 million and $6.2 million, respectively, have not been designated as hedges for financial reporting purposes. The change in the liability resulted in interest income of $3.9 million.

        The Company is exposed to credit losses in the event of nonperformance by a counterparty to the derivative financial instruments. The Company anticipates, however, that the counterparties will be able to fully satisfy obligations under the contracts.

Commodity Price Hedging

        As of June 30, 2004 and December 31, 2003, there were no cash flow commodity price hedging contracts recorded in other current assets and other comprehensive income.

        As of June 30, 2004 there were no commodity price hedging contracts designated as fair value hedges. As of December 31, 2003, commodity price hedging contracts designated as fair value hedges are included in the balance sheet as $0.8 million in accrued liabilities and $0.5 million in inventory.

        Commodity price contracts not designated as hedges as defined by SFAS No. 133 are reflected in the balance sheet as $0.5 million and $0.3 million in other current assets and accrued liabilities, respectively, as of June 30, 2004, and as $0.5 million and $0.3 million in other current assets and accrued liabilities, respectively, as of December 31, 2003.

        During the six months ended June 30, 2004 and the six months ended June 30, 2003, the Company recorded an increase of $3.3 million and a reduction of $2.6 million, respectively, in cost of goods sold related to net gains and losses from settled contracts, net gains and losses in fair value price hedges, and the change in fair value on commodity price hedges not designated as hedges as defined in SFAS No. 133. During the six months ended June 30, 2003, the Company recorded a reduction of $0.9 million in cost of good sold related to net gains and losses from settled contracts, net gains and losses in fair value price hedges, and the change in fair value on commodity price hedging contracts not designated as hedges as defined in SFAS No. 133.

Foreign Currency Rate Hedging

        The Company may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. These contracts are not designated as hedges for financial reporting purposes and are recorded at fair value. As of June 30, 2004 and December 31, 2003 and for the six months ended June 30, 2004 and 2003, the fair value, change in fair value, and realized gains (losses) of outstanding foreign currency rate hedging contracts was not material.

Net Investment Hedging

        Currency effects of net investment hedges produced a gain of $19.0 million and a loss of $48.8 million in other comprehensive income (loss) (foreign currency translation adjustments) for the six months ended June 30, 2004 and 2003, respectively. As of June 30, 2004 and December 31, 2003, there was a cumulative net loss of approximately $107.3 million and $126.3 million, respectively.

13.   Securitization of Accounts Receivable

        On December 21, 2000, HI initiated an accounts receivable securitization program under which it grants an undivided interest in certain of its trade receivables to a qualified off-balance sheet entity (the "Receivables Trust") at a discount. This undivided interest serves as security for the issuance of commercial paper and medium term notes by the Receivables Trust. At June 30, 2004, the Receivables Trust had outstanding approximately $195 million in U.S. dollar equivalents in medium term notes and approximately $114 million in commercial paper. Under the terms of the agreements, HI and its subsidiaries continue to service the receivables in exchange for a 1% fee of the outstanding receivables, and HI is subject to recourse provisions.

        HI's retained interest in receivables (including servicing assets) subject to the program was approximately $184 million and $154 million as of June 30, 2004 and December 31, 2003, respectively. The value of the retained interest is subject to credit and interest rate risk. For the six months ended June 30, 2004 and 2003, new sales of accounts receivable sold into the program totaled approximately $2,379.6 million and $2,054.6 million, respectively, and cash collections from receivables sold into the program that were reinvested totaled approximately $2,335.1 million and $2,035.1 million, respectively. Servicing fees received during the six months ended June 30, 2004 and 2003 were approximately $2.6 million and $2.4 million, respectively.

        HI incurs losses on the accounts receivable securitization program for the discount on receivables sold into the program and fees and expenses associated with the program. HI also retains responsibility for the economic gains and losses on forward contracts mandated by the terms of the program to hedge the currency exposures on the collateral supporting the off-balance sheet debt issued. Gains and losses on forward contracts included as a component of the loss on accounts receivable securitization program are a loss of $1.4 million and a loss of $17.0 million for the six months ended June 30, 2004 and 2003, respectively. As of June 30, 2004 and December 31, 2003, the fair value of the open forward currency contracts is $0.1 million and $6.8 million, respectively, which is included as a component of the residual interest that is included as a component of trade receivables on HI's balance sheet. On April 16, 2004 HI amended the commercial paper facility. Pursuant to the amendment, the maturity of the commercial paper facility was extended to March 31, 2007. In addition, the amendment permits the issuance of euro-denominated commercial paper.

        The key economic assumptions used in valuing the residual interest at June 30, 2004 are presented below:

Weighted average life (in months)	3
Credit losses (annual rate)	Less than 1%
Discount rate (annual rate)	2%

A 10% and 20% adverse change in any of the key economic assumptions would not have a material impact on the fair value of the retained interest. Total receivables over 60 days past due as of June 30, 2004 and December 31, 2003 were $12.9 million and $15.6 million, respectively.

14.   Other Comprehensive Income

        The components of other comprehensive income are as follows (dollars in millions):

	Accumulated income (loss)		Income (loss)
	June 30, 2004	December 31, 2003	June 30, 2004	June 30, 2003
Foreign currency translation adjustments	$138.8	$168.5	$(29.7)	$13.5
Unrealized loss on nonqualified plan investments	0.7	0.6	0.1	0.3
Unrealized gain (loss) on derivative instruments	(7.9)	(15.7)	7.8	3.1
Minimum pension liability, net of tax	(95.5)	(95.5)	—	—
Minimum pension liability unconsolidated affiliate	(5.6)	(5.6)	—	—
Unrealized loss on securities	1.0	0.2	0.8	—
Purchase accounting adjustment	49.3	—	—	—
Other comprehensive income (loss) of minority interest	(0.5)	(0.5)	(0.7)	(0.4)
Other comprehensive income (loss) of unconsolidated affiliates	9.3	9.2	0.8	14.3

Total	$89.6	$61.2	$(20.9)	$30.8

15.   Commitments and Contingencies

        The Company has various purchase commitments extending through 2017 for materials, supplies and services entered into in the ordinary course of business. The purchase commitments are contracts that require minimum volume purchases. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. The contractual purchase price for substantially all of these contracts is variable based upon market prices, subject to annual negotiations. The Company has also entered into a limited number of contracts which require minimum payments, even if no volume is purchased. These contracts approximate $35 million annually through 2005, declining to approximately $16 million after 2011. Historically, the Company has not made any minimum payments under its take or pay contracts.

        The Company is a party to various proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise discussed in "Note 16—Legal Matters," based in part on the indemnities provided to the Company by Imperial Chemical Industries PLC ("ICI") and Huntsman Specialty in connection with the transfer of business to the Company and insurance coverage, management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

16.   Legal Matters

        HI has settled certain claims during and prior to the second quarter of 2004 relating to discoloration of unplasticised poly vinyl chloride ("u-PVC") products allegedly caused by HI's TiO2 ("Discoloration Claims"). Substantially all of the TiO2 that was the subject of these claims was manufactured prior to HI's acquisition of its TiO2 business from ICI in 1999. Net of amounts HI has received from insurers and pursuant to contracts of indemnity, HI has paid approximately £8 million ($14.9 million) in costs and settlement amounts for Discoloration Claims.

        Certain insurers have denied coverage with respect to certain Discoloration Claims. HI brought suit against these insurers to recover the amounts it believes are due to it. A judgment in this suit is expected at the end of the third quarter or beginning of the fourth quarter 2004.

        During the second quarter 2004, HI recorded a charge in the amount of $14.9 million with respect to Discoloration Claims. HI expects that it will incur additional costs with respect to Discoloration Claims, potentially including additional settlement amounts. However, HI does not believe that it has material ongoing exposure for additional Discoloration Claims, after giving effect to its rights under contracts of indemnity, including the rights of indemnity it has against ICI. Nevertheless, HI can provide no assurance that its costs with respect to Discoloration Claims will not have a material adverse impact on its financial condition, results of operations or cash flows.

        On December 17, 2002, Ciba Specialty Chemicals Holdings Inc. ("Ciba") and Vantico, AdMat's predecessor company, entered into a settlement agreement in respect of certain indemnification obligations of Ciba related to onerous purchase contracts acquired by Vantico in connection with a leveraged buy out transaction in 2000 involving Ciba and Vantico (the "Vantico LBO"). The settlement agreement required Ciba to pay approximately $23 million to Vantico. As a result of the settlement, as of December 31, 2002, Vantico reduced an existing receivable of $32 million due from Ciba for onerous contract indemnification to $23 million and wrote-off the remaining $9 million. Vantico received the $23 million net settlement payment on January 7, 2003.

        As previously reported by AdMat, Vantico concluded that certain of the products of its former optronics division may have infringed patents owned by Taiyo and it entered into a license agreement with Taiyo to obtain the right to use the Taiyo patents. This license agreement required payment of back royalties and agreement to pay periodic royalties for future use. AdMat believes that Ciba is liable under the indemnity provisions of certain agreements in connection with the Vantico LBO for certain payments made under the license agreement and related costs and expenses, and it initiated an arbitration proceeding against Ciba. On July 21, 2004, AdMat and Ciba entered into a settlement agreement with respect to this matter. In general, the settlement agreement provides that Ciba will pay AdMat $11 million in 2004, and provide AdMat with approximately $11 million of credits over the next five years against payments for certain services provided by Ciba at one of AdMat's facilities. AdMat received additional consideration in the form of modifications to certain agreements between AdMat and Ciba. The settlement agreement is to be replaced by a more complete settlement agreement during the third quarter of 2004, which is expected to address certain details of the settlement terms. To date, AdMat has incurred approximately $2.1 million in costs in connection with the arbitration proceedings against Ciba.

        The Company is a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, and based in part on the indemnities provided to the Company in connection with the transfer of businesses to it and its insurance coverage, the Company does not believe that the outcome of any of these matters will have a material adverse effect on its financial condition or results of operations.

16.   Environmental Matters

General

        The Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, the Company is subject to frequent environmental inspections and monitoring by governmental enforcement authorities. In addition, the Company's production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial fines and civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability.

Moreover, changes in environmental regulations could inhibit or interrupt the Company's operations, or require it to change its equipment or operations, and any such changes could have a material adverse effect on its business, financial condition, results of operations or cash flows. Accordingly, environmental or regulatory matters may cause the Company to incur significant unanticipated losses, costs or liabilities.

Environmental Capital Expenditures and Accruals

        The Company may incur future costs for capital improvements and general compliance under environmental and safety laws, including costs to acquire, maintain and repair pollution control equipment. The Company estimates that, on a consolidated basis, capital expenditures for environmental and safety matters during 2004 will be approximately $64 million, including approximately $34 million for HIH. However, since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, the Company cannot provide assurance that material capital expenditures beyond those currently anticipated will not be required under environmental and safety laws.

        The Company has established financial reserves relating to anticipated environmental restoration and remediation programs, as well as certain other anticipated environmental liabilities. Management believes these reserves are sufficient for known requirements. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. The Company's liability estimates are based upon available facts, existing technology and past experience. On a consolidated basis, a total of approximately $33 million has been accrued related to environmental related liabilities as of June 30, 2004, including approximately $16 million related to HIH. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations or ownership have been identified or fully assessed or that future environmental liabilities will not be material to the Company.

Potential Liabilities

        Given the nature of the Company's business, violations of environmental laws may result in restrictions imposed on its operating activities, substantial fines, penalties, damages or other costs, any of which could have a material adverse effect on its business, financial condition, results of operations or cash flows. The Company is aware of the following matters and believes (1) the reserves related to these matters to be sufficient for known requirements, and (2) the ultimate resolution of these matters will not have a material impact on its results of operations or financial position:

        On June 29, 2004, management at the Company's Port Neches, Texas facilities was notified by the Texas Commission on Environmental Quality ("TCEQ") of potential Clean Air Act violations relating to the operation of cooling towers at two of the Company's plants. The Company was invited by TCEQ to provide information that might mitigate the various alleged violations. The Company responded in writing to TCEQ during the week of July 19, 2004. It is likely that penalties will be proposed by the agency for some or all of the alleged violations.

        By letter dated July 13, 2004, the TCEQ notified the Company that it is contemplating an enforcement action against the Company for nuisance odors near the Company's Port Neches, Texas plant on May 28, 2004. The notice advises the Company to begin taking actions immediately to address the outstanding alleged violation. The plant is currently investigating the matter.

        By letter dated July 20, 2004, the TCEQ notified the Company that it is contemplating an enforcement action based upon 29 separate alleged violations for various upset events at the Port Neches facilities. The notice advises the Company to begin taking actions immediately to address the outstanding alleged violations. The plant is currently investigating the allegations.

        On October 1, 2003, the U.S. Environmental Protection Agency ("EPA") sent the Company an information request under section 114 of the federal Clean Air Act. The request seeks information regarding all upset releases of air contaminants from the Port Arthur, Texas plant for the period from August 1999 to August 2003. Four other companies with plants located in Port Arthur also received similar requests. The Company responded in a timely manner to the request. Whether this request will result in an enforcement action being initiated against the Company is unknown at this time.

        On June 25, 2003, a group of more than 500 plaintiffs filed a lawsuit in state district court in Beaumont, Texas against six local chemical plants and refineries, including the Company. The lawsuit alleges that the refineries and chemical plants discharge chemicals into the air that cause health problems for area residents. The claim does not specify a dollar amount, but seeks damages for health impacts as well as property value losses. The suit is based on emissions data from reports that these plants filed with the TCEQ.

        On October 6, 2002, a leak of sulphuric acid from two tanks located near the Company's Whitehaven, U.K. plant was discovered. About 342 to 347 tonnes of acid were released onto the ground and into the soil near the tanks. Although the Company took immediate steps to contain the spillage and recover acid, a quantity of acid reached a nearby beach via a geological fault. The Company did not own the tanks from which the acid leaked; however, it did own the acid in the tanks. The U.K. Health and Safety Executive issued three Improvement Notices requiring corrective action with which the Company is complying. The U.K. Environment Agency ("EA") on or about April 27, 2004, served a summons providing notice to Huntsman Surface Sciences UK Limited that a criminal prosecution has been initiated against it as a result of the spill based on alleged violations of the Water Resources Act and Environmental Protection Act. A similar prosecution was initiated against the owner of the tanks, Rhodia, S.A. Both companies agreed to plead guilty to one charge. Huntsman Surface Sciences UK Limited was fined £40,000 and assessed £8,000 in prosecution costs on August 5, 2004.

        On August 2, 2004, following an investigation by the U.K. Health and Safety Executive, a summons was served on Huntsman Advanced Materials (UK) Ltd to appear in Magistrates Court on September 15, 2004, to answer five charges. The charges cite violations of the Health and Safety at Work Act arising from what is alleged to have been asbestos contamination caused by construction activity at the Duxford, U.K., Advanced Materials facility between November 2002 and January 2003. Although the Company does not believe this matter will result in the imposition of fines and other costs material to the financial condition of the Company, it is too early to predict the outcome of the case.

        The Company has been named as a "premises defendant" in a number of asbestos exposure lawsuits. These suits often involve multiple plaintiffs and multiple defendants, and, generally, the complaint in the action does not indicate which plaintiffs are making claims against a specific defendant, where the alleged injuries were incurred or what injuries each plaintiff claims. These facts must be learned through discovery. There are currently 39 asbestos exposure cases pending against the Company. Among the cases currently pending, management is aware of three claims of mesothelioma. The Company does not have sufficient information at the present time to estimate any liability in these cases. Although the Company cannot provide specific assurances, based on its understanding of similar cases, management believes that the Company's ultimate liability in these cases will not be material to its financial position or results of operations.

        The Company has incurred, and may in the future incur, liability to investigate and clean up waste or contamination at its current or former facilities or facilities operated by third parties at which it may have disposed of waste or other materials. Similarly, the Company may incur costs for the cleanup of wastes that were disposed of prior to the purchase of its businesses. Under some environmental laws, the Company may be jointly and severally liable for the costs of environmental contamination on or from its properties and at off-site locations where it disposed of or arranged for the disposal or treatment of hazardous wastes and may incur liability for damages to natural resources. For example, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state laws, a current owner or operator of real property may be liable for such costs regardless of whether the owner or operator owned or operated the real property at the time of the release of the hazardous substances and regardless of whether the release or disposal was in compliance with law at the time it occurred. In addition, under the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and similar state laws, as the holder of permits to treat or store hazardous wastes, the Company may, under some circumstances, be required to remediate contamination at or from its properties regardless of when the contamination occurred. For example, the Company's Odessa, Port Arthur, and Port Neches facilities in Texas are the subject of ongoing RCRA remediation. Based on current information and past costs relating to these matters, the Company does not believe such matters will have a material adverse effect. There can be no assurance, however, that any such matters will not have a material adverse effect on the Company.

        Some of the Company's Advanced Materials manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. The Company is aware of soil, groundwater and surface water contamination from past operations at some of its sites, and it may find contamination at other sites in the future. For example, the Company is aware that there is significant contamination, largely related to a landfill and lagoons, at its McIntosh, Alabama plant site. Further, soil and groundwater contamination have been identified at the Company's plants in Duxford, U.K. and Monthey, Switzerland. The contamination at Duxford affects groundwater which is part of a major aquifer used as a source of process and drinking water on site. Pursuant to certain agreements executed in connection with the 2000 LBO, the Company expects that Ciba will have primary financial responsibility for such matters, although it may be required to contribute to the costs of remediation in certain instances. Based on available information and the indemnification rights the Company believes are likely to be available, the Company believes that the costs to investigate and remediate known contamination will not have a material adverse effect on its business, financial condition, results of operations or cash flows; however, if such indemnities are unavailable or do not fully cover the costs of investigation and remediation or the Company is required to contribute to such costs, and if such costs are material, then such expenditures may have a material adverse effect on its business, financial condition, results of operations or cash flows.

        The Company is aware that there is or may be soil or groundwater contamination at some of its other facilities resulting from past operations. Based on available information and the indemnification rights (including indemnities provided by ICI, Nova Chemicals Corporation, The Rohm and Haas Company, Rhodia, S.A., Shell, Texaco and Dow Chemical, for the facilities that each of them transferred to the Company), the Company believes that the costs to investigate and remediate known contamination will not have a material adverse effect on its financial condition, results of operations or cash flows; however, the Company cannot give any assurance that such indemnities will fully cover the costs of investigation and remediation, that the Company will not be required to contribute to such costs or that such costs will not be material.

        In addition, the Company has been notified by third parties of claims against it or its subsidiaries for cleanup liabilities at certain former facilities and other third party sites, including Belpre, Ohio (a former facility); Georgetown Canyon, Idaho (an alleged former property on which phosphorus mining was conducted); Aerex Refinery, Bloomfield, New Mexico (an alleged former property); Turtle Bayou Superfund Site, Texas (an alleged off-site disposal location); the Martin Aaron Superfund Site, Camden, New Jersey (an off-site disposal and reconditioning facility which ICI is alleged to have used); the Gulf Nuclear Sites in Odessa and near Houston, Texas (off-site waste handling sites); Star Lake Superfund Site, Texas (located near the Port Neches facility); the San Angelo Electric Service Company Site, San Angelo, Texas (an alleged PCB-handling site); the North Maybe Canyon Mine near Soda Springs, Idaho (an alleged former property on which phosphorus was mined); and the Malone Services

Site, Texas City, Texas (an off-site disposal location). With respect to the Belpre, Georgetown Canyon, Aerex, and North Maybe Canyon sites, which are under investigation, the Company is unable to determine whether such liabilities may be material to it because it does not have information sufficient to evaluate the claims. With respect to the remaining matters, based on current information and the Company's past experience, the Company does not believe such matters will have a material adverse effect on the Company.

        Based upon currently available information, the Company does not anticipate that any of the potential liabilities referenced above will materially adversely affect its financial position or results of operations.

Regulatory Developments

        In a March 30, 2004 Federal Register, the EPA announced that it will designate the Beaumont-Port Arthur, Texas area as in "serious" non-attainment with the one-hour ozone national ambient air quality standard. The Company currently believes that this change in status will not require additional controls and/or work practices to meet the as yet undefined regulatory requirements for nitrogen oxides and volatile organic compounds. Although no assurance can be given, the Company believes that any additional capital required to comply with the new rules based on this area reclassification, above its existing operating plans for the Company's plants in Port Arthur and Port Neches, Texas, will not be material.

        Under the European Union ("EU") Integrated Pollution Prevention and Control Directive ("IPPC"), EU member governments are to adopt rules and implement a cross-media (air, water and waste) environmental permitting program for individual facilities. The U.K. was the first EU member government to request IPPC permit applications from the Company. In the U.K., the Company's sites at Wilton, North Tees, Whitehaven and Duxford have all submitted applications and received certification of their permits. The Company's site at Llanelli has submitted a report to the Environmental Agency and a draft permit has been received and is currently under review for comment. The Company's Grimsby site will accelerate its IPPC submission to 2004 (rather than 2005) to address site operational changes, while its Greatham site is preparing to submit its application in 2005. The Company is not yet in a position to know with certainty what the other U.K. IPPC permits will require, and it is possible that the costs of compliance could be material; however, the Company believes, based upon its experience to date, that the costs of compliance with IPPC permitting in the U.K. will not be material to its financial condition or results of operations. Additionally, the IPPC directive has recently been implemented in France, and similar to the Company's operations in the U.K., the Company does not anticipate having to make material capital expenditures to comply. In the French program, sites must submit ten-year reviews of their environmental, health and safety plans and performance, and the Company's Calais, St Mihiel and Lavera sites are developing the necessary documents.

        With respect to the Company's facilities in EU jurisdictions other than the U.K. and France, IPPC implementing legislation is not yet in effect, or the Company has not yet been required to seek IPPC permits. In Spain and Italy the IPPC directive has not yet been fully implemented. However, regional authorities in both countries have initiated discussions with local chemical producers; and the Company's sites at Barcelona, Pamplona, Scarlino, Patrica and Castiglione have all started to develop programs for IPPC submissions. In the Netherlands and Germany, existing legislation covers most, if not all, of the IPPC requirements, thus no significant work is anticipated for the sites in those countries (Rozenburg, Osnabrück, Deggendorf, Bergkamen and Bad Säckingen). The Company's Petfurdo site in Hungary has started to prepare its IPPC report, as required under the rules agreed upon for EU accession.

        On October 29, 2003, the European Commission adopted a proposal for a new EU regulatory framework for chemicals. Under this proposed new system called "REACH" (Registration, Evaluation and Authorisation of CHemicals), enterprises that manufacture or import more than one ton of a chemical substance per year would be required to register such manufacture or import in a central database. The REACH initiative, as proposed, would require risk assessment of chemicals, preparations (e.g., soaps and paints) and articles (e.g., consumer products) before those materials could be manufactured or imported into EU countries. Where warranted by a risk assessment, hazardous substances would require authorizations for their use. This regulation could impose risk control strategies that would require capital expenditures by the Company. As proposed, REACH would take effect in three primary stages over the eleven years following the final effective date (assuming final approval). The impacts of REACH on the chemical industry and on the Company are unclear at this time because the parameters of the program are still being actively debated. Nevertheless, it is possible that REACH, if implemented, would be costly to the Company.

MTBE Developments

        The use of MTBE is controversial in the United States and elsewhere and may be substantially curtailed or eliminated in the future by legislation or regulatory action. The presence of MTBE in some groundwater supplies in California and other states (primarily due to gasoline leaking from underground storage tanks) and in surface water (primarily from recreational watercraft) has led to public concern about MTBE's potential to contaminate drinking water supplies. Heightened public awareness regarding this issue has resulted in state, federal and foreign initiatives to rescind the federal oxygenate requirements for reformulated gasoline or restrict or prohibit the use of MTBE in particular.

        For example, the California Air Resources Board adopted regulations that prohibit the addition of MTBE to gasoline as of January 1, 2004. Certain other states have also taken actions to restrict or eliminate the current or future use of MTBE. States which have taken action to prohibit or restrict the use of MTBE accounted for over 40% of the U.S. market for MTBE prior to the taking of such action. In connection with its ban, the State of California requested that the EPA waive the federal oxygenated fuels requirements of the federal Clean Air Act for gasoline sold in California. The EPA denied the State's request on June 12, 2001. Certain of the state bans, including California's ban, have been challenged in court as unconstitutional (in light of the Clean Air Act). On June 4, 2003, a federal court of appeals rejected such a challenge to California's ban, ruling that the ban is not pre-empted by the Clean Air Act.

        The energy bill pending in the U.S. Congress would eliminate the oxygenated fuels requirements in the Clean Air Act and phase out or curtail MTBE use. To date, no such legislation has become law. However, such legislation is being considered by Congress and if it were to become law it could result in a federal ban on the use of MTBE in gasoline. In addition, on March 20, 2000, the EPA announced its intention, through an advanced notice of proposed rulemaking, to phase out the use of MTBE under authority of the federal Toxic Substances Control Act. In its notice, the EPA also called on the U.S. Congress to restrict the use of MTBE under the Clean Air Act.

        In Europe, the EU issued a final risk assessment report on MTBE on September 20, 2002. While no ban of MTBE was recommended, several risk reduction measures relating to storage and handling of MTBE-containing fuel were recommended. Separate from EU action, Denmark entered into a voluntary agreement with refiners to reduce the sale of MTBE in Denmark. Under the agreement, use of MTBE in 92- and 95-octane gasoline in Denmark ceased by May 1, 2002; however, MTBE is still an additive in a limited amount of 98-octane gasoline sold in about 100 selected service stations in Denmark.

        Any phase-out or other future regulation of MTBE in other states, nationally or internationally may result in a significant reduction in demand for the Company's MTBE and result in a material loss in revenues or material costs or expenditures. In the event that there should be a phase-out of MTBE in the United States, the Company believes it will be able to export MTBE to Europe or elsewhere or use its co-product TBA to produce saleable products other than MTBE. If the Company opts to produce products other than MTBE, necessary modifications to the Company's facilities may require significant capital expenditures and the sale of the other products may produce a materially lower level of cash flow than the sale of MTBE.

        In addition, while the Company has not been named as a defendant in any litigation concerning the environmental effects of MTBE, the Company cannot provide assurances that it will not be involved in any such litigation or that such litigation will not have a material adverse effect on its business, financial condition, results of operations or cash flows. In 2003, the U.S. House of Representatives passed a version of an energy bill that contained limited liability protection for producers of MTBE. The Senate's version of the bill did not have liability protection. This issue was one of the reasons that a compromise energy bill was not passed. Whether a compromise will be reached on this legislation in 2004, and whether any compromise will provide liability protection for producers, are unknown. In any event, the liability protection provision in the House bill applied only to defective product claims; it would not preclude other types of lawsuits.

Other Matters

        The TCEQ and the Company settled outstanding allegations of environmental regulatory violations at the Company's Port Neches, Texas, facilities on May 29, 2003. The settlement imposes penalties totaling $352,250 and requires enhanced air monitoring around the Company's C4 plant, an air compliance audit performed by an outside consultant at that plant, and application for an air emissions permit for the joint wastewater treatment plant that services all of the Port Neches facilities. Although management does not anticipate it, it is possible that the terms of a joint wastewater treatment plant air permit, which will likely be issued as a result of the settlement, may cause the Company to incur costs that could be material.

        The State of Texas settled an air enforcement case with the Company relating to the Company's Port Arthur plant on May 13, 2003. Under the settlement, the Company is required to pay a civil penalty of $7.5 million over more than four years, undertake environmental monitoring projects totaling about $1.5 million in costs, and pay $375,000 in attorney's fees to the Texas Attorney General. Thus, as of May 17, 2004, the Company has paid $1.8 million toward the penalty and $375,000 for the attorney's fees; the monitoring projects are underway and on schedule. It is not anticipated that this settlement will have a material adverse effect on the Company's financial position.

17.   Operating Segment Information

        The Company derives its revenues, earnings and cash flows from the manufacture and sale of a wide variety of differentiated and commodity chemical products. The HIH Consolidation Transaction and the AdMat Transaction have caused changes in the Company's operating segments. Prior to the HIH Consolidation Transaction, the Company reported its operations through three principal operating segments. After the HIH Consolidation Transaction, but prior to the AdMat Transaction, the Company reported its operations through five segments. Following the AdMat Transaction, the Company reports its operations through six segments: Polyurethanes, Advanced Materials, Performance Products, Polymers, Pigments and Base Chemicals.

        The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, TDI, TPU, polyols, aniline, PO and MTBE
Advanced Materials	Epoxy resin compounds, cross-linkers, matting agents, curing agents, epoxy, acrylic and polyurethane-based adhesives and tooling resins and sterolithography tooling resins
Performance Products	Amines, surfactants, linear alkylbenzene, maleic anhydride, other performance chemicals, and glycols
Polymers	Ethylene (produced at the Odessa, Texas facilities primarily for internal use), polyethylene, polypropylene, expandable polystyrene, styrene and other polymers
Pigments	Titanium dioxide
Base Chemicals	Olefins (primarily ethylene and propylene), butadiene, MTBE, benzene, cyclohexane and paraxylene

        Sales between segments are generally recognized at external market prices.

        The Company uses EBITDA to measure the financial performance of its global business units and for reporting the results of its operating segments. This measure includes all operating items relating to the businesses. The EBITDA of operating segments excludes items that principally apply to the Company as a whole. The Company believes that EBITDA is useful in helping investors assess the results of its business operations. The revenues and EBITDA for each of the Company's reportable operating segments are as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003(3)	2004	2003(3)
Revenues:
Polyurethanes	$733.9	$385.9	$1,373.4	$385.9
Advanced Materials	287.6	—	572.3	—
Performance Products	451.2	365.6	906.0	644.9
Polymers	324.2	269.6	638.7	558.4
Pigments	278.1	170.6	533.0	170.6
Base Chemicals	911.2	511.4	1,770.3	827.7
Eliminations	(214.0)	(126.0)	(382.7)	(178.6)

Total	$2,772.2	$1,577.1	$5,411.0	$2,408.9

Segment EBITDA(1)
Polyurethanes	$100.0	$30.9	$172.8	$30.9
Advanced Materials	31.7	—	65.2	—
Performance Products	16.0	9.2	51.4	46.1
Polymers	0.2	22.7	19.1	36.1
Pigments	(83.4)	19.1	(75.8)	19.1
Base Chemicals	81.2	30.2	134.5	22.0
Corporate and other(2)	(29.4)	(3.3)	(42.8)	(48.0)

Total	$116.3	$108.8	$324.4	$106.2

Segment EBITDA(1)	$116.3	108.8	$324.4	$106.2
Interest income (expense), net	(144.5)	(99.7)	(304.9)	(122.1)
Income tax benefit (expense)	(6.0)	6.1	(10.4)	6.1
Depreciation and amortization	(151.5)	(81.7)	(279.3)	(113.8)

Net gain (loss)	$(185.7)	$(66.5)	$(270.2)	$(123.6)

(1)
EBITDA is defined as net loss before interest, income taxes, depreciation and amortization.

(2)
EBITDA from corporate and other items includes unallocated corporate overhead, loss on sale of accounts receivable, foreign exchange gains or losses and other non-operating income (expense).

(3)
Prior to the AdMat Consolidation Transaction.

18.   Employee Benefit Plans

        Components of the net periodic benefit costs for the three months and six months ended June 30, 2004 and 2003, are as follows (dollars in millions):

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended June 30,
	2004	2003	2004	2003
Components of net periodic benefit cost
Service cost	$18.2	$16.9	$1.6	$1.7
Interest cost	31.2	28.7	3.5	4.1
Expected return on assets	(29.0)	(25.3)	—	—
Settlement loss	—	0.2	—	—
Amortization of transition obligation	0.8	0.8	—	—
Amortization of prior service cost	0.6	0.6	(0.7)	(0.1)
Amortization of actuarial loss	4.7	6.9	1.7	1.4

Net periodic benefit cost	$26.5	$28.8	$6.1	$7.1

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Six Months Ended June 30,
	2004	2003	2004	2003
Components of net periodic benefit cost
Service cost	$12.3	$11.5	$0.8	$0.9
Interest cost	21.7	19.7	1.9	2.1
Expected return on assets	(21.2)	(18.2)	—	—
Settlement loss	—	0.1	—	—
Amortization of transition obligation	0.4	0.4	—	—
Amortization of prior service cost	0.3	0.4	(0.4)	(0.1)
Amortization of actuarial (gain)/loss	4.0	5.4	0.9	0.8

Net periodic benefit cost	$17.5	$19.3	$3.2	$3.7

        The Company's employees participate in a trusteed, non-contributory defined benefit pension plan (the "Plan") that covers substantially all full-time U.S. employees of the Company. The Plan provides benefits based on years of service and final average salary. However, effective July 1, 2004, the existing Plan formula for employees not covered by a collective bargaining agreement was converted to a cash balance design. For represented employees, participation in the cash balance design is subject to the terms of negotiated contracts. For participating employees, benefits accrued as of June 30, 2004 under the prior formula were converted to opening cash balance accounts. The new cash balance benefit formula provides annual pay credits from 4% to 12% of eligible pay, depending on age and service, plus accrued interest. Participants in the plan on July 1, 2004 may be eligible for additional annual pay credits from 1% to 8%, depending on their age and service as of that date, for up to five years.

19.   Condensed Consolidating Financial Statements

        The following condensed consolidating financial statements present, in separate columns, financial information for the following: HMP Equity Holdings Corporation (on a parent only basis), with its investment in subsidiaries recorded under the equity method; Alta One Inc., the guarantor of the HMP Senior Discount Notes ("Alta One" or the "HMP Guarantor"), and the non-guarantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of June 30, 2004 and December 31, 2003. There are no contractual restrictions limiting transfers of cash from the HMP Guarantor to the Company. The HMP Guarantor is 100% owned by the Company and has fully and unconditionally guaranteed the HMP Senior Discount Notes on a joint and several basis. The Company has not presented separate financial statements and other disclosures for the HMP Guarantor because management believes that such information is not material to investors.

HMP EQUITY HOLDINGS COPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JUNE 30, 2004 (UNAUDITED)

(Dollars in Millions)

	Parent Only	Guarantor	Non- Guarantors	Eliminations	Consolidated HMP Equity Holdings
ASSETS
Current Assets:
Cash and equivalents	$—	$—	$187.1	$—	$187.1
Receivables, less allowances	—	—	1,268.6	—	1,268.6
Intercompany receivables (payables)	(0.6)	—	0.6	—	—
Inventories	—	—	1,033.9	—	1,033.9
Prepaid expenses	—	—	21.0	—	21.0
Deferred income tax assets	—	—	11.0	—	11.0
Other current assets	—	—	110.9	—	110.9

Total current assets	(0.6)	—	2,633.1	—	2,632.5
Property, plant and equipment, net	373.7	—	4,728.9	—	5,102.6
Investment in unconsolidated affiliates	195.1	281.1	163.6	(476.2)	163.6
Intangible assets, net	(4.5)		290.8	—	286.3
Goodwill	—		3.3	—	3.3
Deferred income taxes	—		17.3	—	17.3
Other noncurrent assets	(72.2)		645.4	—	573.2

Total assets	$491.5	$281.1	$8,482.4	$(476.2)	$8,778.8

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$926.4	$—	$926.4
Accrued liabilities	—	—	699.1	—	699.1
Deferred income taxes	—	—	11.5	—	11.5
Current portion of long-term debt	—	—	44.4	—	44.4

Total current liabilities	—	—	1,681.4	—	1,681.4
Long-term debt	378.7	—	5,557.6	—	5,936.3
Long-term debt to affiliates	—	—	423.9	(385.9)	38.0
Deferred income taxes	71.2	158.2	235.0	(158.2)	306.2
Other noncurrent liabilities	49.7	—	551.7	—	601.4

Total liabilities	499.6	158.2	8,449.6	(544.1)	8,563.3
Total minority interests	—	—	85.7	137.9	223.6
Total stockholder's (deficit) equity	(8.1)	122.9	(52.9)	(70.0)	(8.1)

Total liabilities and stockholder's (deficit) equity	$491.5	$281.1	$8,482.4	$(476.2)	$8,778.8

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2003 (UNAUDITED)

(Dollars in Millions)

	Parent Only	Guarantor	Non- Guarantors	Eliminations	Consolidated HMP Equity Holdings
ASSETS
Current Assets:
Cash and equivalents	$7.2	$—	$201.1	$—	$208.3
Receivables, less allowances	(0.4)	—	1,103.1	—	1,102.7
Inventories	—	—	1,039.3	—	1,039.3
Prepaid expenses	—	—	40.3	(0.7)	39.6
Deferred income tax assets	—	—	14.7	—	14.7
Other current assets	—	—	108.3	—	108.3

Total current assets	6.8	—	2,506.8	(0.7)	2,512.9
Property, plant and equipment, net	113.1	—	4,966.2	—	5,079.3
Investment in unconsolidated affiliates	87.6	351.3	12.0	(292.9)	158.0
Intangible assets, net	—	—	316.8	—	316.8
Goodwill	—	—	3.3	—	3.3
Deferred income taxes	—	—	28.8	—	28.8
Other noncurrent assets	355.6	—	629.2	(346.5)	638.3

Total assets	$563.1	$351.3	$8,463.1	$(640.1)	$8,737.4

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$832.1	$—	$832.1
Accrued liabilities	—	—	702.7	(0.7)	702.0
Deferred income taxes	—	—	15.1	—	15.1
Current portion of long-term debt	—	—	137.1	—	137.1
Other current liabilities	—	—		—	—

Total current liabilities	—	—	1,687.0	(0.7)	1,686.3
Long-term debt	329.4	—	5,408.1	—	5,737.5
Long-term debt to affiliates	—	—	393.8	(358.3)	35.5
Deferred income taxes	—	—	234.8	—	234.8
Other noncurrent liabilities	—	—	584.7	—	584.7

Total liabilities	329.4	—	8,308.4	(359.0)	8,278.8
Total minority interests	—	—	163.6	61.3	224.9
Total stockholder's equity (deficit)	233.7	351.3	(8.9)	(342.4)	233.7

Total liabilities and stockholder's equity	$563.1	$351.3	$8,463.1	$(640.1)	$8,737.4

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

THREE MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

(Dollars in Millions)

	Parent Only	Guarantor	Non- Guarantors	Eliminations	Consolidated HMP Equity Holdings
Revenues:
Trade sales	$—	$—	$2,758.4	$—	$2,758.4
Related party sales	—	—	13.8	—	13.8

Total revenues	—	—	2,772.2	—	2,772.2
Cost of goods sold	16.2	—	2,414.6	—	2,430.8

Gross profit	(16.2)	—	357.6	—	341.4
Expenses:
Selling, general and administrative	0.1	—	174.2	—	174.3
Research and development	—	—	19.7	—	19.7
Other operating income	—	—	28.7	—	28.7
Restructuring and plant closing costs	—	—	150.5	—	150.5

Total expenses	0.1	—	373.1	—	373.2

Operating income (loss)	(16.3)	—	(15.5)	—	(31.8)
Interest (expense) income, net	2.4	—	(143.6)	(3.3)	(144.5)
Loss on sale of accounts receivable	6.3	—	(9.3)	—	(3.0)
Equity in earnings (losses) of unconsolidated affiliates	(173.2)	(52.8)	12.6	215.8	2.4
Other income (expense)	—	—	(2.1)	—	(2.1)

Loss before income tax benefit and minority interest	(180.8)	(52.8)	(157.9)	212.5	(179.0)
Income tax benefit (expense)	(4.9)	13.7	(14.8)	—	(6.0)

Loss before minority interest	(185.7)	(39.1)	(172.7)	212.5	(185.0)
Minority interest in subsidiaries' (income) loss	—	—	47.9	(48.6)	(0.7)

Net loss	(185.7)	(39.1)	(124.8)	163.9	(185.7)
Other comprehensive income (loss)	(14.0)	37.2	(1.9)	(35.3)	(14.0)

Comprehensive (loss) income	$(199.7)	$(1.9)	$(126.7)	$128.6	$(199.7)

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

THREE MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

(Dollars in Millions)

	Parent Only	Guarantor	Non- Guarantors	Eliminations	Consolidated HMP Equity Holdings
Revenues:
Trade sales	$—	$—	$1,554.3	$—	$1,554.3
Related party sales	—	—	22.8	—	22.8

Total revenues	—	—	1,577.1	—	1,577.1
Cost of goods sold	2.0	—	1,413.1	—	1,415.1

Gross profit	(2.0)	—	164.0	—	162.0
Expenses:
Selling, general and administrative	—	0.5	102.0	—	102.5
Research and development	—	—	13.6	—	13.6
Other operating income	—	—	(16.1)	—	(16.1)
Restructuring and plant closing costs	—	—	22.4	—	22.4

Total expenses	—	0.5	121.9	—	122.4

Operating income (loss)	(2.0)	(0.5)	42.1	—	39.6
Interest (expense) income, net	7.7	—	(103.6)	(3.8)	(99.7)
Loss on sale of accounts receivable	—	—	(8.5)	—	(8.5)
Equity in earnings (losses) of unconsolidated affiliates	(72.0)	(18.9)	(0.2)	87.1	(4.0)
Other income (expense)	—	—	—	—	—

Loss before income tax benefit and minority interest	(66.3)	(19.4)	(70.2)	83.3	(72.6)
Income tax benefit (expense)	(0.2)	3.8	2.5	—	6.1

Loss before minority interest	(66.5)	(15.6)	(67.7)	83.3	(66.5)
Minority interest in subsidiaries' (income) loss	—	—	(18.6)	18.6	—

Net loss	(66.5)	(15.6)	(49.1)	64.7	(66.5)
Other comprehensive income (loss)	23.5	(0.9)	24.4	(23.5)	23.5

Comprehensive (loss) income	$(43.0)	$(16.5)	$(24.7)	$41.2	$(43.0)

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

(Dollars in Millions)

	Parent Only	Guarantor	Non- Guarantors	Eliminations	Consolidated HMP Equity Holdings
Revenues:
Trade sales	$—	$—	$5,390.7	$—	$5,390.7
Related party sales	—	—	20.3	—	20.3

Total revenues	—	—	5,411.0	—	5,411.0
Cost of goods sold	18.9	—	4,766.1	—	4,785.0

Gross profit	(18.9)	—	644.9	—	626.0
Expenses:
Selling, general and administrative	0.2	—	351.5	—	351.7
Research and development	—	—	43.0	—	43.0
Other operating income	—	—	18.8	—	18.8
Restructuring and plant closing costs	—	—	159.2	—	159.2

Total expenses	0.2	—	572.5	—	572.7

Operating income (loss)	(19.1)	—	72.4	—	53.3
Interest (expense) income, net	0.7	—	(298.4)	(7.2)	(304.9)
Loss on sale of accounts receivable	—	—	(6.5)	—	(6.5)
Equity in earnings (losses) of unconsolidated affiliates	(253.9)	(78.5)	14.0	321.5	3.1
Other income (expense)		—	(3.9)	—	(3.9)

Loss before income tax benefit and minority interest	(272.3)	(78.5)	(222.4)	314.3	(258.9)
Income tax benefit (expense)	2.1	20.4	(32.9)	—	(10.4)

Loss before minority interest	(270.2)	(58.1)	(255.3)	314.3	(269.3)
Minority interest in subsidiaries' (income) loss			72.7	(73.6)	(0.9)

Net loss	(270.2)	(58.1)	(182.6)	240.7	(270.2)
Other comprehensive income (loss)	(20.9)	37.2	(8.8)	(28.4)	(20.9)

Comprehensive (loss) income	$(291.1)	$(20.9)	$(191.4)	$212.3	$(291.1)

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

(Dollars in Millions)

	Parent Only	Guarantor	Non- Guarantors	Eliminations	Consolidated HMP Equity Holdings
Revenues:
Trade sales	$—	$—	$2,334.3	$—	$2,334.3
Related party sales	—	—	74.6	—	74.6

Total revenues	—	—	2,408.9	—	2,408.9
Cost of goods sold	2.0	—	2,201.2	—	2,203.2

Gross profit	(2.0)	—	207.7	—	205.7
Expenses:
Selling, general and administrative	—	—	144.1	—	144.1
Research and development	—	—	19.3	—	19.3
Other operating income	—	—	(20.1)	—	(20.1)
Restructuring and plant closing costs	—	—	22.4	—	22.4

Total expenses	—	—	165.7	—	165.7

Operating income (loss)	(2.0)	—	42.0	—	40.0
Interest (expense) income, net	19.9	—	(138.2)	(3.8)	(122.1)
Loss on sale of accounts receivable	—	—	(8.5)	—	(8.5)
Equity in earnings (losses) of unconsolidated affiliates	(141.3)	(15.2)	(37.8)	155.6	(38.7)
Other income (expense)	—	—	(0.4)	—	(0.4)

Loss before income tax benefit and minority interest	(123.4)	(15.2)	(142.9)	151.8	(129.7)
Income tax benefit (expense)	(0.2)	—	6.3	—	6.1

Loss before minority interest	(123.6)	(15.2)	(136.6)	151.8	(123.6)
Minority interest in subsidiaries' (income) loss		—	(18.6)	18.6	—

Net loss	(123.6)	(15.2)	(118.0)	133.2	(123.6)
Other comprehensive income (loss)	30.8	—	30.8	(30.8)	30.8

Comprehensive (loss) income	$(92.8)	$(15.2)	$(87.2)	$102.4	$(92.8)

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

(Dollars in Millions)

	Parent Only	Guarantor	Non- Guarantors	Eliminations	Consolidated HMP Equity Holdings
Net cash provided by operating activities	$—	$—	$35.9	$—	$35.9
Investing activities:
Capital expenditures	—	—	(94.2)	—	(94.2)
Investment in unconsolidated affiliate	—	—	(11.8)	—	(11.8)
Net cash received from unconsolidated affiliates	—	—	8.3	—	8.3
Proceeds from the sale of fixed assets	—	—	1.7	—	1.7
Acquisition of minority interest	(7.2)	—	—	—	(7.2)
Advances to unconsolidated affiliates	—	—	(1.2)	—	(1.2)

Net cash used in investing activities	(7.2)	—	(97.2)	—	(104.4)

Financing activities:
Net borrowings (repayments) under revolving credit facilities	—	—	89.3	—	89.3
Net borrowings on overdraft	—	—	(7.8)	—	(7.8)
Proceeds from issuance of long-term debt		—	400.0	—	400.0
Repayment of long-term debt	—	—	(388.6)	—	(388.6)
Repayment of notes payable to Imperial Chemical	—	—	(0.9)	—	(0.9)
Shares of subsidiary issued to minority shareholder for cash	—	—	2.7	—	2.7
Debt issuance costs paid	—	—	(12.1)	—	(12.1)

Net cash (used in) provided by financing activities	—	—	82.6	—	82.6
Effect of exchange rate on cash	—	—	(35.3)	—	(35.3)

(Decrease) increase in cash and equivalents	(7.2)	—	(14.0)	—	(21.2)
Cash and cash equivalents at beginning of period	7.2	—	201.1	—	208.3

Cash and equivalents at end of period	$—	$—	$187.1	$—	$187.1

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

(Dollars in Millions)

	Parent Only	Guarantor	Non- Guarantors	Eliminations	Consolidated HMP Equity Holdings
Net cash provided by (used in) operating activities	$—	$—	$12.6	$—	$12.6
Investing activities:
Capital expenditures	—	—	(58.9)	—	(58.9)
Net cash received from unconsolidated affiliates	—	—	0.3	—	0.3
Acquisition of minority interest	(286.0)	—	—	—	(286.0)
Intercompany advances, net of repayments	1.5	—	(1.5)	—	—
Advances to unconsolidated affiliates	—	—	(0.8)	—	(0.8)

Net cash used in investing activities	(284.5)	—	(60.9)	—	(345.4)

Financing activities:
Net borrowings (repayments) under revolving credit facilities	—	—	116.3	—	116.3
Proceeds from issuance of long-term debt	310.8	—	—	—	310.8
Repayment of long-term debt	—	—	(21.9)	—	(21.9)
Repayment of notes payable to Imperial Chemical	(108.9)	—	—	—	(108.9)
Proceeds from issuance of warrants	104.2	—	—	—	104.2
Shares of subsidiary issued to minority shareholder for cash	—	—	1.8	—	1.8
Debt issuance costs	(9.8)	—	(13.2)	—	(23.0)

Net cash (used in) provided by financing activities	296.3	—	83.0	—	379.3
Effect of exchange rate on cash	—	—	11.8	—	11.8

Increase in cash and equivalents	11.8	—	46.5	—	58.3
Cash and cash equivalents at beginning of period	0.2	—	31.4	—	31.6
Cash and cash equivalents of HIH at May 1, 2003 (date of consolidation)	—	—	62.2	—	62.2

Cash and equivalents at end of period	$12.0	$—	$140.1	$—	$152.1

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Some of the statements contained in this report are forward-looking in nature. In some cases you can identify forward-looking statements by terminology such as "believes," "expects," "may," "will," "should," "anticipates" or "intends" or the negative of such terms or other comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Some of the risks and uncertainties are discussed below in "—Cautionary Statement for Forward-Looking Information" and elsewhere in this report.

Certain Defined Terms

        For convenience in this report, "HMP," "Company," "our," "us" or "we" may be used to refer to HMP Equity Holdings Corporation and, unless the context otherwise requires, its subsidiaries. Any references to the "Company," "we," "us" or "our" as of a date prior to August 23, 2002 (the date of our formation) are to Huntsman LLC. In this report, "HLLC" or "Huntsman LLC" refers to Huntsman LLC and, unless the context otherwise requires, its subsidiaries, "Huntsman Polymers" refers to Huntsman Polymers Corporation and, unless the context otherwise requires, its subsidiaries, "Huntsman Specialty" refers to Huntsman Specialty Chemicals Corporation, "HCCA" refers to Huntsman Chemical Company Australia Pty. Ltd. and, unless the context otherwise requires, its subsidiaries, "HI" refers to Huntsman International LLC and, unless the context otherwise requires, its subsidiaries, "HIH" refers to Huntsman International Holdings LLC and, unless the context otherwise requires, its subsidiaries, "HGI" refers to Huntsman Group, Inc., "Huntsman Holdings" refers to Huntsman Holdings, LLC, "AdMat" refers to Huntsman Advanced Materials LLC and, unless the context otherwise requires, its subsidiaries, "AdMat Investment" refers to Huntsman Advanced Materials Investment LLC, "AdMat Holdings" refers to Huntsman Advanced Materials Holdings LLC, "Vantico" refers to Vantico Group S.A. and, unless the context otherwise requires, its subsidiaries, "MatlinPatterson" refers to MatlinPatterson Global Opportunities Partners, L.P. and its affiliates, "Consolidated Press" refers to Consolidated Press Holdings Limited and its subsidiaries, and "ICI" refers to Imperial Chemical Industries PLC and its subsidiaries.

Explanatory Note

        In order to present data that is useful for comparative purposes, the information set forth below under the heading "Results of Operations (Pro Forma)" has been prepared as if HIH and AdMat were consolidated subsidiaries as of January 1, 2003. HIH became a consolidated subsidiary as of May 1, 2003 and AdMat became a consolidated subsidiary as of June 30, 2003. To complete the pro forma information, we have consolidated the additional operations and elimination entries of related parties for HIH and AdMat for the three months ended June 30, 2004. We believe the use of pro forma results for the periods covered in this report provides a more meaningful comparison of our results between the applicable periods. These results do not necessarily reflect the results that would have been obtained if we had consolidated HIH and AdMat on the dates indicated or that may be expected in the future.

Overview

        We are a global manufacturer and marketer of differentiated and commodity chemicals. We produce a wide range of products for a variety of global industries, including the chemical, plastics, automotive, aviation, footwear, paints and coatings, construction, technology, agriculture, healthcare, consumer products, textile, furniture, appliance and packaging industries. We operate at facilities located in North America, Europe, Asia, Australia, South America and Africa. Our business is organized in six segments, and the major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, TDI, TPU, polyols, aniline, PO and MTBE
Advanced Materials	Epoxy resin compounds, cross-linkers, matting agents, curing agents, epoxy, acrylic and polyurethane-based adhesives and tooling resins and sterolithography tooling resins
Performance Products	Amines, surfactants, linear alkylbenzene, maleic anhydride, other performance chemicals, and glycols
Polymers	Ethylene (produced at the Odessa, Texas facilities primarily for internal use), polyethylene, polypropylene, expandable polystyrene, styrene and other polymers
Pigments	Titanium dioxide ("TiO2")
Base Chemicals	Olefins (primarily ethylene and propylene), butadiene, MTBE, benzene, cyclohexane and paraxylene

        Our products are divided into two broad categories—differentiated and commodity chemicals. Our Polyurethanes, Advanced Materials and Performance Products businesses mainly produce differentiated products and our Polymers, Pigments and Base Chemicals businesses mainly produce commodity chemicals. Among our commodity products, our Pigments business, while cyclical, tends to follow different trends and is not influenced by the same factors as our petrochemical-based commodity products. In addition, there are a limited number of significant competitors in our Pigments business, relatively high barriers to entry and strong customer loyalty. Certain products in our Polymers segment also follow different trends than petrochemical commodities as a result of our niche marketing strategy for such products that focuses on supplying customized formulations. Nevertheless, each of our six operating segments is impacted to some degree by economic conditions, prices of raw materials and global supply and demand pressures.

        Historically, the demand for many of our Polyurethanes and Advanced Materials products has been relatively resistant to changes in global economic conditions as industry growth in product demand has been strongly influenced by continuing product substitution, innovation and new product development. The stability of demand has also benefited from the wide variety of end markets for our Polyurethanes and Advanced Materials products. Historically, sales volumes of MDI and epoxy-based products have grown at rates in excess of global GDP growth.

        The global PO market is influenced by supply and demand imbalances. PO demand is largely driven by growth in the polyurethane industry, and, as a result, growth rates for PO have generally exceeded GDP growth rates. As a co-product of our PO manufacturing process, we also produce MTBE. MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. See "—Liquidity and Capital Resources—Environmental Matters—MTBE Developments" below for more information on the legal and regulatory developments that may curtail or eliminate the use of MTBE in gasoline in the future.

        In comparison to commodity businesses, the demand for many of the products we produce in our Performance Products segment historically has also been relatively resistant to changes in global economic conditions. Like our Polyurethanes and Advanced Materials segments, Performance Products growth in general is strongly influenced by product substitution, innovation and new product development. Also, demand stability benefits from a broad range of end markets. A significant portion of our Performance Products are sold into consumer end use applications including household detergents and personal care products. As such, historically, demand for these products has been relatively stable and tends to be less susceptible to changes in global economic conditions. In the past year, weak economic conditions in Europe, high raw material and energy costs, significant overcapacity in surfactants and the strength of the major European currencies versus the U.S. dollar (which negatively impacts the competitiveness of European exports), has had a negative impact on the surfactants portion of our Performance Products segment.

        Our Polymers business is comprised of two regionally-focused divisions, one in North America and one in Australia. In North America, we convert internally produced and purchased building block chemicals, such as ethylene and propylene, into polyethylene, polypropylene, expandable polystyrene and amorphous polyalphaolefins ("APAO"). We pursue a niche marketing strategy for certain of our Polymers products by focusing on those customers that require customized polymer formulations and that are willing to pay for customized formulations. Our Australian Polymers division produces styrene, most of which is used internally to produce polystyrene, expandable polystyrene and other associated materials. This division primarily serves the Australian and New Zealand markets. In the past year, weak economic conditions in Europe, high raw material and energy costs, significant overcapacity in surfactants and the strength of the major European currencies versus the U.S. dollar (which negatively impacts the competitiveness of European exports), has had a negative impact on the surfactants portion of our Performance Products segment.

        Historically, growth in demand for TiO2 pigments has generally been linked with GDP growth rates and has trended somewhat below overall GDP growth rates as strong growth in the developing world economies has been tempered by modest growth in the developed world economies. Pigment prices have historically reflected industry-wide operating rates, but have typically lagged behind movements in these rates by up to twelve months due to the effects of product stocking and destocking by customers and suppliers, contract arrangements and cyclicality. The industry experiences some seasonality in its sales because sales of paints in Europe and North America, the largest end use for TiO2, are generally highest in the spring and summer months in those regions. This results in greater sales volumes in the first half of the year because the proportion of our TiO2 products sold in Europe and North America is greater than that sold in the southern hemisphere. Profitability in our Pigments segment has been negatively impacted by the strength of the major European currencies versus the U.S. dollar because with over 70% of our Pigments' production capacity located in Europe, approximately 60% of our production costs are denominated in European currencies, while only approximately 40-50% of our products are sold in European currencies.

        Our Base Chemicals business produces olefins (such as ethylene and propylene), butadiene, aromatics (including benzene, cyclohexane and paraxylene) and MTBE. Our Base Chemicals products are largely made from a variety of crude oil and natural gas based feedstocks. Ethylene and propylene are the two most common petrochemical building blocks and are used in a wide variety of applications, including packaging film, polyester fiber, plastic containers and polyvinyl chloride, as well as carpets and cleaning compounds. Our aromatics products are used to produce other intermediate chemicals, as well as in synthetic fibers, resins and rubber. A substantial portion of our Base Chemicals product portfolio is integrated into the supply chain for our Performance Products segment where these building block materials are upgraded into higher value differentiated products and then sold to third parties.

        Many of the markets for Base Chemicals products, particularly ethylene, propylene, paraxylene and cyclohexane, and Polymers products, particularly polyethylene, polypropylene and styrene, are cyclical and sensitive to changes in the balance between supply and demand, the price of raw materials, and the level of general economic activity. Historically, these markets have experienced alternating periods of tight supply and rising prices and profit margins, followed by periods of capacity additions resulting in over-capacity and falling prices and profit margins. Demand for the majority of our commodity chemicals products has generally grown at rates that are approximately equal to or slightly greater than GDP growth. Market conditions during recent years generally have been characterized by a broad- based weakening in demand, overcapacity, volatile raw material costs and periods of reduced profit margins. We believe that weak economic conditions have resulted in a contraction in production capacity. If this contraction in industry capacity is sustained and if demand growth returns to the rates which have been achieved historically, we believe that industry profitability will improve.

Recent Developments

HI Credit Facilities Amendment and Restatement

        On July 13, 2004, HI completed an amendment and restatement of its senior secured credit facilities (the "HI Credit Facilities"). Pursuant to the amendment and restatement, the HI revolving credit facility (the "HI Revolving Facility") was reduced from $400 million to $375 million and its maturity was extended from June 2006 to September 2008. The HI Revolving Facility includes a $50 million multicurrency revolving loan facility available in euros, GBP Sterling and U.S. dollars. In addition, HI's existing term loans B and C, totaling $1,240.2 million, were repaid and replaced with a new term loan B consisting of a $1,305 million term portion and a €50 million (approximately $61.6 million) term portion (the "HI Term Facility"). The additional proceeds from the HI Term Facility borrowings of approximately $126.6 million were applied to repay the $82.4 million outstanding borrowings as of July 13, 2004 on the HI Revolving Facility, and the remaining proceeds, net of fees incurred in the transaction, increased cash on our balance sheet. Pursuant to the amendment and restatement of the HI Credit Facilities, the additional liquidity is available for general corporate purposes and to provide a portion of the funds for the potential construction of a polyethylene production facility at our Wilton, U.K. facility. Current interest rates on the HI Revolving Facility and the HI Term Facility decreased from a LIBOR interest rate spread of 3.50% to 3.25% and 4.125% to 3.25%, respectively. Scheduled amortization of the HI Term Facility is 1% per annum, commencing June 30, 2005, with the remaining unpaid balance due at maturity. The maturity of the HI Term Facility is December 31, 2010; provided that the maturity will be accelerated to December 31, 2008 if HI has not refinanced all the outstanding HI Senior Notes (as defined below) and HI Subordinated Notes (as defined below) on or before December 31, 2008 on terms satisfactory to the administrative agent under the HI Credit Facilities.

        The amendment and restatement of the HI Credit Facilities also provides for the amendment of certain financial covenants. These amendments, among other things, included changes to the maximum leverage ratio, the minimum interest coverage ratio, and provided for an increase in the permitted amount of annual consolidated capital expenditures from $250 million to $300 million, with a provision for carryover to subsequent years. In addition, the mandatory prepayment level in connection with HI's accounts receivable securitization program was increased from $310 million to $325 million. For more information, see "—Liquidity and Capital Resources—Off-Balance Sheet Arrangements" below.

HLLC Credit Facilities Amendment and HLLC Senior Unsecured Note Offering

        On May 6, 2004, Huntsman LLC amended certain financial covenants in its senior secured credit facilities (the "HLLC Credit Facilities"). The amendment applies to both Huntsman LLC's revolving facility (the "HLLC Revolving Facility") and its term loan facilities (the "HLLC Term Facilities") and provides for, among other things, the amendment and of certain financial covenants through the fourth quarter 2005. The amendment provides for an increase in the maximum leverage ratio, and a decrease in the minimum interest coverage ratio and the fixed charge coverage ratio. The amendment also amends the mandatory prepayment provisions contained in the HLLC Credit Facilities to permit Huntsman LLC, after certain levels of repayment of its term loan B ("HLLC Term Loan B"), to use subordinated debt or equity proceeds to repay a portion of the outstanding indebtedness of its Australian Subsidiaries.

        On June 22, 2004, Huntsman LLC sold $300 million of senior unsecured fixed rate notes that bear interest at 11.5% and mature on July 15, 2012 (the "HLLC Unsecured Fixed Rate Notes") and $100 million of senior unsecured floating rate notes that bear interest at a rate equal to LIBOR plus 7.25% and mature on July 15, 2011 (the "HLLC Unsecured Floating Rate Notes", together with the HLLC Unsecured Fixed Rate Notes, the "HLLC Unsecured Notes"). The net proceeds from the offering were used to repay $362.9 million on HLLC Term Loan B which, as of July 1, 2004, bears an interest rate of LIBOR plus 9.75%, reducing its balance to $96.1 million, and $25 million to repay existing indebtedness at Huntsman Chemical Company Australia Pty. ("HCCA") (see "Liquidity and Capital Resources—Debt" below). Also, in accordance with the HLLC Term Facilities credit agreement, upon repayment of the $362.9 million on HLLC Term Loan B, the applicable margin on Huntsman LLC's term loan A ("HLLC Term Loan A") decreased 0.75% (75 basis points) from LIBOR plus 4.75% to LIBOR plus 4.00%.

Results of Operations (Historical)

Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003 (Unaudited) (Dollars in Millions)

	Three Months Ended June 30, 2004(2)	Three Months Ended June 30, 2003(3)	Six Months Ended June 30, 2004(2)	Six Months Ended June 30, 2003(3)
Revenues	$2,772.2	$1,577.1	$5,411.0	$2,408.9
Cost of goods sold	2,430.8	1,415.1	4,785.0	2,203.2

Gross profit	341.4	162.0	626.0	205.7
Selling, general and adminstrative, research, and development and other operating income	222.7	100.0	413.5	143.3
Restructuring and plant closing costs	150.5	22.4	159.2	22.4

Operating (loss) income	(31.8)	39.6	53.3	40.0
Interest expense, net	(144.5)	(99.7)	(304.9)	(122.1)
Loss on sale of accounts receivable	(3.0)	(8.5)	(6.5)	(8.5)
Equity income (loss) on investments in unconsolidated affiliates	2.4	(4.0)	3.1	(38.7)
Other expense	(2.1)	—	(3.9)	(0.4)

Loss before income tax benefit and minority interests	(179.0)	(72.6)	(258.9)	(129.7)
Income tax (expense) benefit	(6.0)	6.1	(10.4)	6.1
Minority interests in subsidiaries' income	(0.7)	—	(0.9)	—

Net loss	$(185.7)	$(66.5)	$(270.2)	$(123.6)

Interest expense, net	144.5	99.7	304.9	122.1
Income tax expense (benefit)	6.0	(6.1)	10.4	(6.1)
Depreciation and amortization	151.5	81.7	279.3	113.8

EBITDA(1)	$116.3	$108.8	$324.4	$106.2

(1)
EBITDA is defined as net loss before interest, income taxes, depreciation and amortization. We believe that EBITDA information enhances an investor's understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. In addition, we refer to EBITDA because certain covenants in our borrowing arrangements are tied to similar measures. However, EBITDA should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by generally accepted accounting principles in the United States. We understand that while EBITDA is frequently used by security analysts, lenders and others in their evaluation of companies, EBITDA as used herein is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Our management uses EBITDA to assess financial performance and debt service capabilities. In assessing financial performance, our management reviews EBITDA as a general indicator of economic performance compared to prior periods. Because EBITDA excludes interest, income taxes, depreciation and amortization, EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization. Our management believes this type of measurement is useful for comparing general operating performance from period to period and making certain related management decisions. Nevertheless, our management recognizes that there are material limitations associated with the use of EBITDA as compared to net income, which reflects overall financial performance, including the effects of interest, income taxes, depreciation and amortization.

  Included in EBITDA are the following items:

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Foreign exchange (loss) gain—unallocated	$(5.4)	$24.3	$8.0	$27.1
Foreign exchange (losses)—AdMat	(7.2)	—	(4.5)	—
Loss on accounts receivable securitization program	(3.0)	(8.6)	(6.5)	(8.6)
Early extinguishment of debt	(2.5)	—	(4.2)	—
Asset write down	—	—	—	(2.8)
Legal settlement, net of recoveries	(14.9)	—	(14.9)	—
Foreign currency effect on predecessor debt structure—AdMat	—	23.8	—	33.8
Contract settlement credits and charges—net	—	5.5	—	5.5
Restructuring and reorganization:
Polyurethanes	$(18.1)	$(1.4)	$(22.9)	$(1.4)
Advanced Materials	—	(21.5)	—	(27.5)
Performance Products	(20.9)	(20.1)	(20.9)	(20.1)
Pigments	(104.2)	—	(108.1)	—
Polymers	(5.1)	(0.9)	(5.1)	(0.9)
Base Chemicals	(2.2)	—	(2.2)	—

Total restructuring and reorganization	$(150.5)	$(43.9)	$(159.2)	$(49.9)

(2)
The preferred equity interest in AdMat Investment held by HGI, as originally issued, was entitled to 83% of the voting rights in AdMat Investment, had no stated dividend rate and a liquidation preference of $513.3 million. On May 21, 2004, the limited liability company agreement of AdMat Investment was amended to eliminate the voting rights previously associated with the preferred equity interest of AdMat Investment. The common equity interest in AdMat Investment which we hold is now entitled to 100% of the voting rights in AdMat Investment. Accordingly, consistent with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," we have reported our investment in AdMat Investment in our consolidated financial statements from June 2003.

(3)
On May 9, 2003, we completed the HIH Consolidation Transaction, and, on June 30, 2003, our affiliates completed the AdMat Transaction. Accordingly, effective May 1, 2003, HIH became a consolidated subsidiary of our Company. As of May 1, 2003, HIH's total assets of $5,187.1 million (including cash of $62.2 million), total liabilities of $4,889.2 million, and minority interest of $1.0 million were consolidated into our Company. Effective June 30, 2003, AdMat became a consolidated subsidiary of our Company. As of June 30, 2003, AdMat's total assets of $923.5 million (including cash of $69.1 million), total liabilities of $702.6 million, and minority interest of $26.3 million were consolidated into our Company. As a consequence, our results for the three months ended June 30, 2004 are not comparable to the results presented for the same period in 2003.

Pro Forma Financial Information

        In order to present data that is useful for comparative purposes, the following has been prepared as if HIH and AdMat were consolidated subsidiaries as of January 1, 2003. HIH became a consolidated subsidiary as of May 1, 2003 and AdMat became a consolidated subsidiary as of June 30, 2003. To complete the pro forma information, we have consolidated the additional operations and elimination entries of related parties for HIH and AdMat for the three months ended June 30, 2004. We believe the use of pro forma results for the periods covered in this report provides a more meaningful comparison of our results between the applicable periods. These results do not necessarily reflect the results that would have been obtained if we had consolidated HIH and AdMat on the dates indicated or that may be expected in the future.

Results of Operations (Pro Forma)

Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003 (Pro Forma) (Unaudited) (Dollars in Millions)

	Three Months Ended June 30, 2004(2)	Three Months Ended June 30, 2003	% Change	Six Months Ended June 30, 2004(2)	Six Months Ended June 30, 2003	% Change
Revenues	$2,772.2	$2,248.7	23%	$5,411.0	$4,581.3	18%
Cost of goods sold	2,430.8	1,993.0	22%	4,785.0	4,086.9	17%

Gross profit	341.4	255.7	34%	626.0	494.4	27%
Selling, general and administrative, research and development, and other operating (income) expense	222.7	162.6	37%	413.5	347.2	19%
Restructuring and plant closing costs	150.5	49.4	205%	159.2	72.5	120%

Operating income (loss)	(31.8)	43.7	NM	53.3	74.7	(29%)
Interest expense, net	(144.5)	(136.6)	6%	(304.9)	(260.7)	17%
Gain (loss) on sale of accounts receivable	(3.0)	(11.3)	(73%)	(6.5)	(20.5)	(68%)
Equity income (loss) on investments in unconsolidated affiliates	2.4	0.3	NM	3.1	0.3	NM
Other expense	(2.1)	—	NM	(3.9)	(2.6)	50%

Loss before income taxes, minority interests, and cumulative effect of accounting change	(179.0)	(103.9)	72%	(258.9)	(208.8)	24%
Income tax (expense) benefit	(6.0)	(0.4)	NM	(10.4)	(4.5)	NM
Minority interests in subsidiaries' (income) loss	(0.7)	3.5	NM	(0.9)	(5.2)	NM

Net income (loss)	$(185.7)	$(100.8)	84%	$(270.2)	$(208.1)	30%

Interest expense, net	144.5	136.6	6%	304.9	260.7	17%
Income tax (benefit) expense	6.0	0.4	NM	10.4	4.5	NM
Depreciation and amortization	151.5	120.6	26%	279.3	239.0	17%

EBITDA(1)	$116.3	$156.8	(26%)	$324.4	$296.1	10%

NM—Not Meaningful

(1)
EBITDA is defined as net loss before interest, income taxes, depreciation and amortization. We believe that EBITDA information enhances an investor's understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. In addition, we refer to EBITDA because certain covenants in our borrowing arrangements are tied to similar measures. However, EBITDA should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by generally accepted accounting principles in the United States. We understand that while EBITDA is frequently used by security analysts, lenders and others in their evaluation of companies, EBITDA as used herein is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Our management uses EBITDA to assess financial performance and debt service capabilities. In assessing financial performance, our management reviews EBITDA as a general indicator of economic performance compared to prior periods. Because EBITDA excludes interest, income taxes, depreciation and amortization, EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization. Our management believes this type of measurement is useful for comparing general operating performance from period to period and making certain related management decisions. Nevertheless, our management recognizes that there are material limitations associated with the use of EBITDA as compared to net income, which reflects overall financial performance, including the effects of interest, income taxes, depreciation and amortization.

  Included in EBITDA are the following items:

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Foreign exchange (loss) gain—unallocated	$(5.4)	$39.7	$8.0	$56.9
Foreign exchange (losses)—AdMat	(7.2)	9.0	(4.5)	10.0
Loss on accounts receivable securitization program	(3.0)	(11.3)	(6.5)	(20.5)
Early extinguishment of debt	(2.5)	—	(4.2)	—
Asset write down	—	—	—	(2.8)
Legal settlement, net of recoveries	(14.9)	—	(14.9)	—
Contract settlement credits and charges—net	—	(5.5)	—	(5.5)
Restructuring and reorganization:
Polyurethanes	$(18.1)	$(1.4)	$(22.9)	$(18.5)
Advanced Materials	—	(21.5)	—	(27.5)
Performance Products	(20.9)	(20.1)	(20.9)	(20.1)
Pigments	(104.2)	—	(108.1)	—
Polymers	(5.1)	(0.9)	(5.1)	(0.9)
Base Chemicals	(2.2)	—	(2.2)	—

Total restructuring and reorganization	$(150.5)	$(43.9)	$(159.2)	$(67.0)

(2)
The preferred equity interest in AdMat Investment held by HGI, as originally issued, was entitled to 83% of the voting rights in AdMat Investment, had no stated dividend rate and a liquidation preference of $513.3 million. On May 21, 2004, the limited liability company agreement of AdMat Investment was amended to eliminate the voting rights previously associated with the preferred equity interest of AdMat Investment. The common equity interest in AdMat Investment which we hold is now entitled to 100% of the voting rights in AdMat Investment. Accordingly, consistent with the provisions of SFAS No. 141 "Business Combinations," we have reported our investment in AdMat Investment in our consolidated financial statements from June 2003.

Three months ended June 30, 2004 Compared to Three months ended June 30, 2003 (Pro Forma)

        For the three months ended June 30, 2004, we had a net loss of $185.7 million on revenues of $2,772.2 million compared to a net loss of $100.8 million on revenues of $2,248.7 million for the same period in 2003. The increase of $84.9 million in net loss was the result of the following items:

  •
  Revenues for the three months ended June 30, 2004 increased by $523.5 million, or 23%, to $2,772.2 million from $2,248.7 million during the same period in 2003. Revenues increased in all segments due to higher average selling prices in our Polyurethanes, Advanced Materials, Performance Products, Base Chemicals and Polymers segments and increased sales volumes in our Polyurethanes, Base Chemicals, Polymers and Pigments segments. Average selling prices increased primarily in response to improved market conditions and the effects of higher underlying raw material and energy prices. Average selling prices also increased as a result of the strengthening of the major European currencies versus the U.S. dollar. Sales volumes increased due to improved customer demand for our products.

  •
  Gross profit for the three months ended June 30, 2004 increased by $85.7 million, or 34%, to $341.4 million from $255.7 million in the same period in 2003. This increase was mainly the result of higher average selling prices and sales volumes which more than offset higher raw material and energy costs in the second quarter of 2004 as compared to the same period in 2003. Fixed manufacturing costs were higher primarily due to the strength of the major European currencies versus the U.S. dollar.

  •
  Selling, general and administrative, research and development and other operating expenses (collectively, "SG&A") for the three months ended June 30, 2004 increased by $60.1 million, or 37%, to $222.7 million from $162.6 million in the same period in 2003. This increase was a result of a $45.1 million decrease in unallocated foreign exchange gains and a $16.8 million increase in other net operating expenses, primarily comprised of foreign exchange gains or losses attributable to the revaluation of working capital and from the translation of period-end intercompany financing balances at Advanced Materials, in the three months ended June 30, 2004 as compared to the same period in 2003. In addition the increase was also attributable to the $14.9 million expense associated with the settlement of Discoloration Claims (as defined below) and an increase in expenses resulting from the strength of the major European currencies versus the U.S. dollar, all partially offset by costs savings resulting from our ongoing restructuring efforts.

  •
  Restructuring and plant closing costs for the three months ended June 30, 2004 increased by $101.1 million to $150.5 million from $49.4 million in the same period in 2003. For the three months ended June 30, 2004, our Polyurethanes segment recorded charges of $18.1 million related to workforce reductions at our Everberg, Belgium, West Deptford, New Jersey and Rozenburg, Netherlands sites; our Advanced Materials segment recorded no charges as charges for its restructuring activities were recorded in AdMat's opening balance sheet; our Performance Products segment recorded charges of $20.9 million primarily related the closure of our Guelph, Canada facility; our Polymers segment recorded charges of $5.1 million related to the closure of a manufacturing unit in Australia; our Pigments segment recorded charges of $104.2 million related to the idling of manufacturing units at Umbogintwini, South Africa and Grimsby, U.K. and the related workforce reductions; and our Base Chemicals segment recorded charges of $2.2 million. Of the $150.5 million of restructuring and plant closing costs for the three months ended June 30, 2004, $50.0 million are charges payable in cash and $100.5 million are non-cash charges.

  •
  Net interest expense for the three months ended June 30, 2004 increased by $7.9 million to $144.5 million from $136.6 million for the same period in 2003. The increase was primarily due to additional debt and higher interest rates on our borrowings in the three months ended June 30, 2004 as compared to the same period in 2003. In addition, interest expense increased as a result of the compounding of interest on the HIH Senior Discount Notes and the HMP Discount Notes (the "Discount Notes"). Until maturity, interest on the Discount Notes is paid in kind, not in cash. Interest on the HMP Discount Notes is only reflected in the 2003 period from May 9, 2003, the date such notes were issued.

  •
  Loss on HI's accounts receivable securitization program decreased $8.3 million to a loss of $3.0 million for the three months ended June 30, 2004 as compared to a loss of $11.3 million for the same period in 2003. Losses on the accounts receivable securitization program include the discount on receivables sold into the program, fees and expenses associated with the program and gains (losses) on foreign currency hedge contracts mandated by the terms of the program to hedge currency exposures on the collateral supporting the off-balance sheet debt issued. This decrease is mainly attributable to reduced losses on foreign currency hedge contracts in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003, primarily in response to an amendment to our accounts receivable securitization program permitting euro-denominated debt.

  •
  Income tax expense increased by $5.6 million to an expense of $6.0 million for the three months ended June 30, 2004 as compared to an expense of $0.4 million for the three months ended June 30, 2003. Our tax obligations are affected by the mix of income and losses in the tax regimes of the jurisdictions in which we operate. Increased tax expenses occurred due to an increase in estimated taxable income in various jurisdictions that do not have any prior year net operating losses to offset the income. Additional tax expense also occurred because we were unable to benefit losses incurred in other jurisdictions because full valuation allowances were required to be placed against the current losses.

        The following table sets forth the revenues and EBITDA for each of our operating segments (dollars in millions):

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	% Change
Revenues
Polyurethanes	$733.9	$565.8	30%
Advanced Materials	287.6	263.8	9%
Performance Products	451.2	405.2	11%
Polymers	324.2	269.6	20%
Pigments	278.1	255.4	9%
Base Chemicals	911.2	639.2	43%
Eliminations	(214.0)	(150.3)	42%

Total	$2,772.2	$2,248.7	23%

Segment EBITDA
Polyurethanes	$100.0	$48.1	108%
Advanced Materials	31.7	(3.4)	NM
Performance Products	16.0	9.5	68%
Polymers	0.2	22.7	(99)%
Pigments	(83.4)	30.9	NM
Base Chemicals	81.2	34.7	134%
Corporate and other	(29.4)	14.3	NM

Total	$116.3	$156.8	(26)%

Polyurethanes

        For the three months ended June 30, 2004, Polyurethanes revenues increased by $168.1 million, or 30%, to $733.9 million from $565.8 million for the same period in 2003. MDI sales revenue increased by 27%, due to a 17% increase in sales volumes, supported by 8% higher average selling prices. MDI sales volumes increased by 38%, 18% and 10% in Asia, Europe and the Americas, respectively. Higher MDI volumes reflect recent improvement in the global economy. The increase in MDI average selling prices resulted from improved market demand and the strength of the major European currencies versus the U.S. dollar. Polyol sales revenue increased by 11% as average selling prices increased by 7% and sales volumes increased by 4%. Total PO/MTBE products sales revenues increased by 64%. However, PO revenues, excluding tolling, decreased by 3% due to a 9% decrease in volumes which was partly offset by a 6% increase in average selling prices. PO tolling revenue decreased by 9% due to a 10% reduction in average selling prices. MTBE sales revenue increased by 53% due to a 32% increase in average selling prices in response to stronger crude oil and gasoline markets, on relatively unchanged sales volumes.

        For the three months ended June 30, 2004, Polyurethanes segment EBITDA increased by $51.9 million to $100.0 million from $48.1 million for the same period in 2003. Increased segment EBITDA resulted mainly from increased sales volumes and higher average selling prices which contributed $70.8 million, partly offset by increased raw material and energy costs of $7.7 million. We also recorded $18.1 million in restructuring charges in connection with the cost reduction efforts at our Everberg, Belgium, West Deptford, New Jersey and Rozenburg, Netherlands sites. In the second quarter of 2003, we recorded restructuring charges in the amount of $1.4 million. SG&A and fixed manufacturing costs decreased $3.3 million and $1.2 million, respectively, as lower costs resulting from our ongoing restructuring efforts were partially offset by the effects of the strength of the major European currencies versus the U.S. dollar.

Advanced Materials

        Advanced Materials segment revenues for the three months ended June 30, 2004 increased by $23.8 million, or 9%, to $287.6 million from $263.8 million for the same period in 2003. The increase was primarily attributable to a 9% increase in average selling prices. Average selling prices were higher due to the effect of the strength of the major European currencies versus the U.S. dollar and certain price increase initiatives which have been implemented in certain markets in response to improved demand and, in certain product lines, rising raw material costs. Revenues increased 13% in North, Central and South America (the "Americas"), 4% in Europe and 18% in Asia. Sales volumes increased 7% in the Americas and 5% in Asia and decreased 6% in Europe. The decrease in Europe was mainly due to a shift in product mix which has resulted in lower sales volumes of certain lower margin basic epoxy resins.

        For the three months ended June 30, 2004, Advanced Materials segment EBITDA increased by $35.1 million to $31.7 million from a loss of $3.4 million on a pro forma basis for the same period in 2003 on increased revenues and improved product mix, partially offset by higher fixed manufacturing costs. Our product mix improved as we strategically reduced sales volumes of lower margin basic epoxy resins and increased sales volumes of higher margin products. Fixed manufacturing costs were up due to the strength of the major European currencies versus the U.S. dollar. SG&A and other net operating costs increased by $15.0 million, primarily resulting from the strength of the major European currencies versus the U.S. dollar. In addition, in the three months ended June 30, 2003, the predecessor company incurred $27.0 million in corporate reorganization costs related to a number of cost reduction programs initiated in connection with operational and financial restructuring leading up to the AdMat Transaction.

Performance Products

        For the three months ended June 30, 2004, Performance Products revenues increased by $46.0 million, or 11%, to $451.2 million from $405.2 million for the same period in 2003. Overall, average selling prices increased by 11%, while sales volumes increased by 1%. Ethylene glycol revenues increased by 38% as average selling prices increased by 34% in response to higher raw material and energy costs and improved market conditions. Ethylene glycol sales volumes increased by 3% due to improved market demand. MAn revenues increased by 33% on an increase in sales volumes of 36%, primarily due to strong demand in the housing and recreational markets. Surfactants revenues increased by 6%, resulting from a 9% increase in average selling prices, partially offset by a 2% decrease in volumes. Average selling prices for our surfactants rose in response to higher raw material and energy costs, improved product mix and the strength of European and Australian currencies versus the U.S. dollar. The reduction in surfactants sales volumes was due to reduced customer demand in certain product lines, increased competition in the marketplace and reduced production at our Chocolate Bayou, Texas facility. Amine revenues increased by 4%, resulting from a 7% increase in average selling prices in response to higher raw material and energy costs and due to an improved product mix, while volumes decreased by 4% following the cessation of production of intermediate material for an affiliate.

        For the three months ended June 30, 2004, Performance Products segment EBITDA increased by $6.5 million to $16.0 million from $9.5 million for the same period in 2003. In the three months ended June 30, 2004, we recorded a $20.3 million charge for the closure of our Guelph, Canada facility, and in the same period in 2003 we recorded a $20.1 million charge for the closure of a number of units at our Whitehaven, U.K. surfactants facility. Average selling prices increased $43.7 million, more than offsetting a $32.7 million increase in raw material and energy costs. Lower sales volumes, particularly in our surfactants business reduced EBITDA by $3.1 million. Fixed manufacturing costs increased by $4.6 million due to the strength of the major European currencies versus the U.S. dollar, partially offset by benefits from our cost reduction programs, especially in our surfactants operations.

Polymers

        For the three months ended June 30, 2004, Polymers revenues increased by $54.6 million, or 20%, to $324.2 million from $269.6 million for the same period in 2003. Overall sales volumes increased by 11% and average selling prices increased by 9%. Polyethylene revenues increased by 9%, resulting from a 4% increase in average selling prices, primarily in response to higher underlying raw material and energy costs, and a 5% increase in sales volumes. Polypropylene revenues increased by 15%, resulting from a 11% increase in average selling prices, primarily in response to higher raw material costs, and a 3% increase in sales volumes due to improved customer demand. APAO revenues increased by 8%, as sales volumes increased 9% largely as the result of increased sales in the export market, offset by a 1% decrease in average selling prices due to product mix. Expandable polystyrene revenue increased by 47%, resulting from a 45% increase in sales volumes due to stronger customer demand and a 1% increase in average selling prices, primarily in response to higher underlying raw material and energy costs. Australian styrenics revenues increased by 24%, resulting from an 18% increase in average selling prices, primarily due to the strengthening of the Australian dollar and in response to an increase in raw material costs and a 5% increase in sales volumes.

        For the three months ended June 30, 2004, Polymers segment EBITDA decreased by $22.5 million to $0.2 million from $22.7 million for the same period in 2003. The decrease in EBITDA is primarily due to $48.9 million in increased raw material and energy costs, partially offset by $26.0 million resulting from higher selling prices and $7.3 million resulting from higher sales volumes. The turnaround and inspection ("T&I") at our Odessa, Texas plant had a substantial unfavorable impact on EBITDA for the 2004 period thereby increasing both direct and indirect manufacturing costs. In addition, fixed manufacturing costs were higher by $2.7 million, including $1.8 million of maintenance costs associated with the T&I at our Odessa plant. Also, we recorded a restructuring charge of $5.1 million in the three months ended June 30, 2004 related to the closure of an Australian manufacturing unit.

Pigments

        For the three months ended June 30, 2004, Pigment revenues increased by $22.7 million, or 9%, to $278.1 million from $255.4 million for the same period in 2003. Sales volumes increased by 9%, with volumes increasing by 13%, 7% and 8% in North America, Asia and Europe, respectively, due to improved customer demand. Average selling prices remained at similar levels compared to the same period in 2003, as an underlying decrease of 5% in local currency prices was largely offset by the effect of strength of the major European currencies versus the U.S. dollar. Average selling prices as measured in local currencies rose by 2% in Asia, but fell by 9% in Europe and 3% in North America.

        For the three months ended June 30, 2004, Pigments segment EBITDA decreased by $114.3 million to a loss of $83.4 million from income of $30.9 million for the same period in 2003. The decrease in segment EBITDA is mainly due to restructuring and plant closing costs of $104.2 million and charges of $14.9 million relating to the payment of costs and settlement amounts for Discoloration Claims recorded in the 2004 period. EBITDA was impacted by $9.9 million due primarily to higher sales volumes, offset by $10.1 million in higher raw material and energy costs, primarily due to the strength of the major European currencies versus the U.S. dollar. In addition, manufacturing costs were $3.9 million lower, mainly due to an increase in the amount of manufacturing costs absorbed in inventories, partially offset by the strength of the major European currencies versus the U.S. dollar. SG&A costs were $1.0 million lower mainly as a result of ongoing cost reduction initiatives.

Base Chemicals

        For the three months ended June 30, 2004, Base Chemicals revenues increased $272.0 million, or 43%, to $911.2 million from $639.2 million for the same period in 2003. Overall, average selling prices increased by 21% and sales volumes increased by 17%. Ethylene revenues increased by 36% due to a 19% increase in average selling prices and a 15% increase in sales volumes. Propylene revenues increased by 25% due to a 16% increase in average selling prices and an 8% increase in sales volumes. Cyclohexane revenues increased by 53% as average selling prices increased 27% and sales volumes increased 20%. Benzene revenues were 56% higher due to a 27% increase in sales volume and a 24% increase in average selling prices. Sales volumes were higher on stronger demand in Europe and in the U.S. A T&I at our U.S. olefins facility in the second quarter of 2003 negatively impacted sales volumes for the 2003 period. Average selling prices increased mainly in response to improved market conditions, higher raw material prices and the strength of the major European currencies versus the U.S. dollar.

        For the three months ended June 30, 2004, Base Chemicals segment EBITDA increased by $46.5 million to $81.2 million from $34.7 million for the same period in 2003. Increased EBITDA is primarily the result of a $168.5 million increase resulting from higher average selling prices and a $7.8 million increase resulting from increased sales volumes, partially offset by a $132.9 million increase in raw material and energy costs. EBITDA also increased due to a $3.5 million decrease in SG&A costs. SG&A was lower as a result of a $2.8 million benefit from cost savings initiatives, $1.8 million from the non-recurring write off of customer debt in the 2003 period and $1.4 million in foreign currency gains, offset by $2.2 million in restructuring and plant closing costs spent in 2004.

Corporate and Other

        Corporate and other items includes unallocated corporate overhead, unallocated foreign exchange gains and losses, loss on the sale of accounts receivable, other non-operating income and expense and minority interest in subsidiaries' loss. For the three months ended June 30, 2004, EBITDA from corporate and other items decreased by $43.7 million to a loss of $29.4 million from income of $14.3 million for the same period in 2003. Lower EBITDA resulted primarily from a $45.1 million negative impact from unallocated foreign currency gains and losses in the three months ended June 30, 2004 as compared to the comparable period in 2003. This decrease was partially offset by reduced losses on our accounts receivable securitization program, which decreased by $8.3 million to a loss of $3.0 million in the three months ended June 30, 2004 as compared to a loss of $11.3 million in the same period of 2003. Losses on the accounts receivable securitization program include the discount on receivables sold into the program, fees and expenses associated with the program and gains (losses) on foreign currency hedge contracts mandated by the terms of the program to hedge currency exposures on the collateral supporting the off-balance sheet debt issued. The decreased loss on the accounts receivable securitization program was primarily due to reduced losses on foreign exchange hedge contracts mandated by our accounts receivable securitization program. EBITDA was also negatively affected by a decrease of $4.2 million for subsidiaries income allocated to minority shareholders. EBITDA from corporate and other items also decreased by $2.5 million as a result of net losses on early extinguishment of debt.

Six months ended June 30, 2004 Compared to Six months ended June 30, 2003 (Pro Forma)

        For the six months ended June 30, 2004, we had a net loss of $270.2 on revenues of $5,411.0 compared to a net loss of $208.1 million on revenues of $4,581.3 million for the same period in 2003. The increase of $62.1 million in net loss was the result of the following items:

  •
  Revenues for the six months ended June 30, 2004 increased by $829.7 million, or 18%, to $5,411.0 million from $4,581.3 million during the same period in 2003. Revenues increased in all segments due to higher average selling prices in all of our segments and due to increased sales volumes in our Polyurethanes, Polymers, Pigments and Base Chemicals segments. Average selling prices increased primarily due to the effects of underlying raw material and energy prices and improved market conditions. Average selling prices also increased as a result of the strengthening of the major European currencies versus the U.S. dollar. Sales volumes increased due to improved customer demand for our products.

  •
  Gross profit for the six months ended June 30, 2004 increased by $131.6 million, or 27%, to $626.0 million from $494.4 million in the same period in 2003. This increase, which occurred in all our segments except Performance Products, was mainly the result of higher average selling prices which more than offset higher raw material and energy costs in the six months ended June 30, 2004 as compared to the same period in 2003. Fixed manufacturing costs were higher due to the strength of the major European currencies versus the U.S. dollar.

  •
  SG&A for the six months ended June 30, 2004 increased by $66.3 million, or 19%, to $413.5 million from $347.2 million in the same period in 2003. This increase was a result of a $48.9 million decrease in unallocated foreign exchange gains and a $14.5 million increase in other net operating expenses, primarily comprised of foreign exchange gains or losses attributable to the revaluation of working capital and from the translation of period-end intercompany financing balances at Advanced Materials, in the six months ended June 30, 2004 as compared to the same period in 2003. In addition, the increase was also attributable to the $14.9 million expense associated with the settlement of Discoloration Claims and an increase in expenses resulting from the strength of the major European currencies versus the U.S. dollar, all partially offset by costs savings resulting from our ongoing restructuring efforts.

  •
  Restructuring and plant closing costs for the six months ended June 30, 2004 increased by $86.7 million to $159.2 million from $72.5 million in the same period in 2003. For the six months ended June 30, 2004, our Polyurethanes segment recorded charges of $22.9 million related to workforce reductions at our Everberg, Belgium, West Deptford, New Jersey and Rozenburg, Netherlands sites; our Advanced Materials segment recorded no charges as charges for its restructuring activities were recorded in AdMat's opening balance sheet; our Performance Products segment recorded charges of $20.9 million primarily related the closure of our Guelph, Canada facility; our Polymers segment recorded charges of $5.1 million related to the closure of a manufacturing unit in Australia; our Pigments segment recorded charges of $108.1 million related to the idling of manufacturing units at Umbogintwini, South Africa and Grimsby, U.K. and the related workforce reductions; and our Base Chemicals segment recorded restructuring charges of $2.2 million. Of the $159.2 million of restructuring and plant closing costs for the six months ended June 30, 2004, $58.7 million are charges payable in cash and $100.5 million are non-cash charges.

  •
  Net interest expense for the six months ended June 30, 2004 increased by $44.2 million to $304.9 million from $260.7 million for the same period in 2003. The increase was primarily due to additional debt and higher interest rates on our borrowings in the first half 2004 as compared to the same period in 2003. In addition, interest expense increased as a result of the compounding of interest on the Discount Notes. Until maturity, interest on the Discount Notes is paid in kind, not in cash. Interest on the HMP Discount Notes is only reflected in the 2003 period from May 9, 2003, the date such notes were issued.

  •
  Loss on HI's accounts receivable securitization program decreased $14.0 million to a loss of $6.5 million for the six months ended June 30, 2004 as compared to a loss of $20.5 million for the same period in 2003. Losses on the accounts receivable securitization program include the discount on receivables sold into the program, fees and expenses associated with the program and gains (losses) on foreign currency hedge contracts mandated by the terms of the program to hedge currency exposures on the collateral supporting the off-balance sheet debt issued. This decrease is mainly attributable to reduced losses on foreign currency hedge contracts in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003, primarily in response to an amendment to our accounts receivable securitization program permitting euro-denominated debt.

  •
  Income tax expense increased by $5.9 million to an expense of $10.4 million for the six months ended June 30, 2004 as compared to income tax expense of $4.5 million for the six months ended June 30, 2003. Our tax obligations are affected by the mix of income and losses in the tax regimes of the jurisdictions in which we operate. Increased tax expenses occurred due to an increase in estimated taxable income in various jurisdictions that do not have any prior year net operating losses to offset the income. Additional tax expense also occurred because we were unable to benefit losses incurred in other jurisdictions because full valuation allowances were required to be placed against the current losses.

        The following table sets forth the revenues and EBITDA for each of our operating segments (dollars in millions):

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	% Change
Revenues
Polyurethanes	$1,373.4	$1,120.7	23%
Advanced Materials	572.3	531.8	8%
Performance Products	906.0	826.5	10%
Polymers	638.7	558.4	14%
Pigments	533.1	501.5	6%
Base Chemicals	1,770.3	1,338.8	32%
Eliminations	(382.8)	(296.4)	29%

Total	$5,411.0	$4,581.3	18%

Segment EBITDA
Polyurethanes	$172.8	$88.3	96%
Advanced Materials	65.2	9.6	579%
Performance Products	51.4	48.7	6%
Polymers	19.1	36.1	(47)%
Pigments	(75.8)	59.8	NM
Base Chemicals	134.5	53.0	154%
Corporate and other	(42.8)	0.6	NM

Total	$324.4	$296.1	10%

NM—Not meaningful

Polyurethanes

        For the six months ended June 30, 2004, Polyurethanes revenues increased by $252.7 million, or 23%, to $1,373.4 million from $1,120.7 million for the same period in 2003. MDI sales revenue increased by 27%, due to a 17% increase in sales volumes, and a 9% increase in average selling prices. MDI sales volumes rose by 49%, 30% and 11% in Asia, Europe and the Americas, respectively, due to improved customer demand resulting from stronger global economic conditions. MDI average selling prices increased by 9% as a result of improved market conditions and in response to increased raw material costs and the strength of the major European currencies versus the U.S. dollar. Polyol sales revenue increased by 12% as average selling prices increased by 9% and sales volumes increased by 3%. PO/MTBE product sales revenues increased by 27%. PO revenues, excluding tolling, decreased 1% on a 4% decrease in volumes due to a T&I which took place in the first quarter 2004, partly offset by a 3% increase in average selling prices. MTBE sales revenue increased by 14% due to a 13% increase in selling prices due to stronger crude oil and gasoline markets and a 1% increase in sales volumes.

        For the six months ended June 30, 2004, Polyurethanes segment EBITDA increased by $84.5 million to $172.8 million from $88.3 million for the same period in 2003. Increased segment EBITDA resulted mainly from a $127.0 million increase in revenue due to higher sales volumes and higher average selling prices, partly offset by $39.3 million in increased raw material and energy costs. We also recorded $22.9 million in restructuring charges in 2004 in connection with cost reduction efforts at our Everberg, Belgium, West Deptford, New Jersey and Rozenburg, Netherlands sites. In the first half of 2003, we recorded restructuring charges in the amount of $18.5 million. For the six months ended June 30, 2004, fixed manufacturing costs increased $1.2 million and SG&A costs decreased $2.7 million, as savings from our ongoing restructuring activities were more than sufficient to offset the impact of the strength of the major European currencies versus the U.S. dollar.

Advanced Materials

        Advanced Materials segment revenues for the six months ended June 30, 2004 increased by $40.5 million, or 8%, to $572.3 million from $531.8 million for the same period in 2003. The increase was attributable to an 11% increase in average selling prices, partially offset by a 4% decrease in sales volumes. Average selling prices were higher due to certain price increase initiatives which have been implemented in certain markets in response to improved demand and, in certain product lines, higher raw material costs, and due to the effect of the strength of the major European currencies versus the U.S. dollar. Revenues increased 11% in the Americas, 4% in Europe and 12% in Asia. Sales volumes increased 7% in the Americas and decreased 7% in Europe and 5% in Asia. The decrease in Europe and Asia was mainly due to a shift in product mix which has resulted in lower sales volumes of certain lower margin basic epoxy resins.

        For the six months ended June 30, 2004, Advanced Materials segment EBITDA increased by $55.6 million to $65.2 million from $9.6 million for the same period in 2003 on increased revenues and improved product mix, partially offset by higher fixed manufacturing costs. Our product mix improved as we strategically reduced sales volumes of lower margin basic epoxy resins and increased sales volumes of higher margin products. Fixed manufacturing costs were up due to the strength of the major European currencies versus the U.S. dollar. SG&A and other net operating costs increased by $8.9 million, primarily resulting from the strength of the major European currencies versus the U.S. dollar. In addition, in the three months ended June 30, 2003, we incurred $33.0 million in corporate reorganization costs related to a number of cost reduction programs initiated in connection with operational and financial restructuring leading up to the AdMat Transaction.

Performance Products

        For the six months ended June 30, 2004, Performance Products revenues increased by $79.5 million, or 10%, to $906.0 million from $826.5 million for the same period in 2003. Overall, average selling prices increased by 13%, while sales volumes fell by 2%. Ethylene glycol revenues increased by 4% as average selling prices rose by 24% in response to higher raw material and energy costs and improved market conditions, partially offset by a 17% decrease in sales volumes due to reduced production in the first quarter 2004 attributable to maintenance activities at one of our ethylene oxide units. MAn revenues increased by 30%, mainly due to a 25% increase in sales volumes, primarily due to strong demand in the housing and recreational markets. Surfactants revenues increased by 8%, resulting from an 11% increase in average selling prices, partially offset by a decrease of 3% in sales volumes. Average selling prices for our surfactants rose in response to higher raw material and energy costs, improved product mix and the strength of European and Australian currencies versus the U.S. dollar. The reduction in surfactants sales volumes was primarily due to reduced customer demand in certain product lines, increased competition in the marketplace and reduced production at our Chocolate Bayou, Texas facility and decreased export business as a result of the strength of the major European currencies versus the U.S. dollar. Amine revenues increased by 10%, resulting from a 6% increase in average selling prices in response to higher raw material and energy costs and due to an improved product mix, while sales volumes increased by 1%, mainly due to an increase in ethanolamines sales volumes.

        For the six months ended June 30, 2004, Performance Products segment EBITDA increased by $2.7 million to $51.4 million from $48.7 million for the same period in 2003. In the six months ended June 30, 2004, we recorded a $20.3 million charge for the closure of our Guelph, Canada facility, and in the same period in 2003 we recorded a $20.1 million charge for the closure of a number of units at our Whitehaven, U.K. facility. Average selling prices increased EBITDA by $95.3 million, more than offsetting a $78.8 million increase in raw material and energy costs. Lower sales volumes, particularly in our surfactants business, reduced EBITDA by $11.7 million. Fixed manufacturing costs increased by $1.6 million, as additional maintenance expenditures, particularly at our Jefferson County and Chocolate Bayou, Texas facilities, and $7.2 million of additional expense resulting from the strength of the major European currencies versus the U.S. dollar largely offset by cost reduction programs, especially in our surfactants operations.

Polymers

        For the six months ended June 30, 2004, Polymers revenues increased by $80.3 million, or 14%, to $638.7 million from $558.4 million for the same period in 2003. Overall, Polymers segment average selling prices increased by 7% and sales volumes increased by 7%. Polyethylene revenues increased by 4%, resulting from a 6% increase in average selling prices, primarily in response to higher underlying raw material and energy costs, and a 2% decrease in sales volumes. Lower sales volumes largely resulted from lower polyethylene sales in the first quarter 2004 to build inventory for the planned T&I at our Odessa facility, as well as the delayed restart of our LLDPE plant. Polypropylene revenue increased by 16%, resulting from a 12% increase in average selling prices, primarily in response to higher underlying raw material and energy costs, and a 4% increase in sales volumes as demand strengthened in this market. APAO revenues increased by 13%, as sales volumes increased 14% largely as the result of increased sales in the export market, offset by a 1% decrease in average selling prices due to product mix. Expandable polystyrene revenue increased by 16%, resulting from a 7% increase in average selling prices, primarily in response to higher underlying raw material and energy costs, while sales volumes increased by 9% due to stronger customer demand. Australian styrenics revenues increased by 17%, resulting from a 18% increase in average selling prices, primarily due to the strengthening of the Australian dollar versus the U.S. dollar and in response to increases in raw material costs, partially offset by a 1% decrease in sales volumes.

        For the six months ended June 30, 2004, Polymers segment EBITDA decreased by $17.0 million to $19.1 million from $36.1 million for the same period in 2003. The decrease in EBITDA is primarily the result of a $60.6 million increase in raw material and energy prices, largely offset by a $51.4 million increase in selling prices and a $4.5 million increase in sales volumes. The T&I at our Odessa, Texas plant had a substantial unfavorable impact on EBITDA for the 2004 period thereby increasing both direct and indirect manufacturing costs. In addition, fixed manufacturing costs were higher by $7.8 million, including $1.8 million resulting from the T&I at our Odessa plant. Also, we recorded a restructuring charge of $5.1 million in 2004 related to the closure of an Australian manufacturing unit.

Pigments

        For the six months ended June 30, 2004, Pigments segment revenues increased by $31.6 million, or 6%, to $533.1 million from $501.5 million for the same period in 2003. Sales volumes increased by 4%, with volumes increasing by 9%, 7% and 2% in Asia, North America and Europe, respectively, due to stronger customer demand, primarily in the second quarter. Average selling prices increased by 2%, primarily due to the strength of the major European currencies versus the U.S. dollar. Average selling prices in local currencies rose by 2% in Asia but fell by 8% in Europe and by 3% in North America.

        Pigments segment EBITDA for the six months ended June 30, 2004 decreased by $135.6 million to a loss of $75.8 million from income of $59.8 million for the same period in 2003. The decrease in segment EBITDA is mainly due to restructuring and plant closing costs of $108.1 million and charges of $14.9 million relating to the payment of costs and settlement amounts for Discoloration Claims recorded in the 2004 period. EBITDA increased $9.6 million as a result of higher sales volumes and $9.0 million due to higher average selling prices, offset by $17.3 million in higher raw material and energy costs, primarily due to the strength of the major European currencies versus the U.S. dollar. Fixed manufacturing costs increased by $10.6 million and SG&A costs increased by $3.2 million mainly due to the impact of the strength of the major European currencies versus the U.S. dollar, offset by cost reductions as a result of our ongoing cost savings initiatives.

Base Chemicals

        For the six months ended June 30, 2004, Base Chemicals revenues increased $431.5 million, or 29%, to $1,770.3 million from $1,338.8 million for the same period in 2003. Overall, average selling prices increased 18% and sales volumes increased 12%. Ethylene revenues increased by 52% due to sales volume and average selling price increases of 32% and 15% respectively. Propylene revenues increased by 26% due to a 16% increase in average selling prices and an 8% increase in sales volumes. Cyclohexane revenues increased by 105% due to a 56% increase in average selling prices and a 31% increase in sales volumes. Benzene revenues increased by 42% due to a 22% increase in average selling prices and a 16% increase in sales volumes. Sales volumes were higher on stronger demand in Europe and in the U.S. and as a result of the scheduled T&I at our U.S. olefins facility which occurred in the second quarter 2003. Average selling prices increased mainly in response to improved market conditions, higher raw material prices and the strength of the major European currencies versus the U.S. dollar.

        For the six months ended June 30, 2004, Base Chemicals segment EBITDA increased by $81.5 million to $134.5 million from $53.0 million for the same period in 2003. Increased EBITDA is primarily the result of a $252.2 million increase as a result of higher average selling prices and a $19.7 million increase as a result of increased sales volumes, partially offset by a $176.3 million increase in raw material and energy costs. Fixed manufacturing costs increased by $8.1 million and SG&A costs increased by $6.2 million. Fixed manufacturing costs were higher by $9.9 million due to the strength of the major European currencies versus the U.S. dollar, offset by repair expenses incurred in the 2003 period. SG&A costs were higher as a result of $4.0 million of non-recurring income items in the 2003 period, $2.2 million in restructuring charges in the 2004 period and as a result of the effects of the strength of the major European currencies versus the U.S. dollar. The SG&A increase was offset by $2.8 million in cost savings resulting from our on-going cost reduction initiatives and by a $1.8 million write off of customer debt in the 2003 period.

Corporate and Other

        Corporate and other items includes unallocated corporate overhead, unallocated foreign exchange gains and losses, loss on the sale of accounts receivable, other non-operating income and expense and minority interest in subsidiaries' loss. For the six months ended June 30, 2004, EBITDA from unallocated items decreased by $43.4 million to a loss of $42.8 million from EBITDA of $0.6 million for the same period in 2003. Lower EBITDA resulted primarily from a $48.9 million negative impact from unallocated foreign currency gains and losses in the six months ended June 30, 2004 as compared to the comparable period in 2003. This decrease was partially offset by reduced losses on our accounts receivable securitization program, which decreased by $14.0 million to a loss of $6.5 million in the six months ended June 30, 2004 as compared to a loss of $20.5 million in the same period of 2003. Losses on the accounts receivable securitization program include the discount on receivables sold into the program, fees and expenses associated with the program and gains (losses) on foreign currency hedge contracts mandated by the terms of the program to hedge currency exposures on the collateral supporting the off-balance sheet debt issued. The decreased loss on the accounts receivable securitization program was primarily due to reduced losses on foreign exchange hedge contracts mandated by our accounts receivable securitization program. EBITDA was also negatively affected by a decrease of $6.1 million for subsidiaries income attributable to minority shareholders. EBITDA from corporate and other items also decreased by $4.2 million as a result of net losses on early extinguishment of debt.

Liquidity and Capital Resources (Pro Forma)

Pro Forma Statement of Cash Flows (Dollars in Millions)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
	Historical	Pro forma
Cash flows from operating activities:
Net loss	$(270.2)	$(208.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	279.3	230.7
Noncash interest expense	77.3	60.9
Gain on foreign currency transactions	(15.3)	42.5
Other adjustments to reconcile net loss	82.9	(126.0)
Net changes in operating assets and liabilities	(118.1)	(110.1)

Net cash used in operating activities	35.9	(110.1)

Investing activities:
Capital expenditures	(94.2)	(96.8)
Other investing activities	(10.2)	0.2

Net cash used in investing activities	(104.4)	(96.6)

Financing activities:
Net borrowings under revolving loan facilities	89.3	250.5
Repayment of long term debt	(388.6)	(215.6)
Other financing activities	381.9	155.9

Net cash provided by financing activities	82.6	190.8

Effect of exchange rate changes on cash	(35.3)	18.6

Increase (decrease) in cash and cash equivalents	(21.2)	2.7
Cash and cash equivalents at beginning of period	208.3	150.8

Cash and cash equivalents at end of period	$187.0	$153.5

Cash

        Net cash provided by operating activities for the six months ended June 30, 2004 increased to $35.9 million from $110.1 million used in operating activities for the same period in 2003. The variance is primarily attributable to improved gross profit, as discussed above.

        Net cash used in investing activities for the six months ended June 30, 2004 increased to $104.4 million from $96.6 million for the 2003 period.

        Net cash provided by financing activities for the six months ended June 30, 2004 decreased to $82.6 million, as compared to $190.8 million for the same period in 2003. The decrease in cash provided by financing activities is mainly a result of reduced borrowings to fund operating cash requirements as explained above.

Debt and Liquidity

Company

        On May 9, 2003, in connection with the HIH Consolidation Transaction, we issued 875,000 units consisting of $875 million aggregate principal amount 15% senior secured discount notes due 2008 (the "HMP Discount Notes") and warrants to purchase approximately 12% of our common stock (the

"Warrants"). Cash proceeds from the offering were $415 million, resulting from an issuance price of $423.5 million net of a 2% discount, or $8.5 million. We have recorded the HMP Discount Notes at an original carrying value of $285.0 million, and we have recorded the warrants at an original carrying value of $130.0 million. As of June 30, 2004, the HMP Discount Notes have book value of $348.3 million. The HMP Discount Notes and are secured by a first priority lien on the HIH Senior Subordinated Discount Notes (as defined below), the 10% direct and 30% indirect equity interests we hold in HIH, our common stock outstanding as of May 9, 2003, and the equity interests we hold in Huntsman LLC. The HMP Discount Notes are redeemable beginning November 15, 2004 at stipulated redemption prices declining from 107.5% to 100% of accreted value by May 15, 2007. The HMP Discount Notes contain certain restrictions including limits on the incurrence of debt, restricted payments, liens, transactions with affiliates, and merger and sales of assets. Management believes we are in compliance with the covenants of the HMP Discount Notes as of June 30, 2004.

Subsidiary Debt and Liquidity

        Each of our three principal operating subsidiaries is separately financed, their debt is non-recourse to us and we have no contractual obligations to fund their respective operations. Moreover, notwithstanding that HIH is consolidated with HLLC for financial accounting purposes, HLLC is financed separately from HIH, HIH's debt is non-recourse to HLLC and HLLC has no contractual obligation to fund HIH's operations. AdMat is also financed separately from Huntsman LLC and HIH, Huntsman LLC and HIH's debt is non-recourse to AdMat and AdMat has no contractual obligation to fund Huntsman LLC or HIH's operations. We have included separate information with respect to our separately financed operating subsidiaries because we believe it provides investors with material and meaningful information with respect to our liquidity position and debt obligations. The following is a discussion of the debt and liquidity of our three primary subsidiaries.

  Huntsman LLC (excluding HIH and HI)

        As of June 30, 2004, the HLLC Credit Facilities consisted of the HLLC Revolving Facility of up to $275 million that matures on June 30, 2006, HLLC Term Loan A of $606.3 million and HLLC Term Loan B of $96.1 million. On June 22, 2004, Huntsman LLC sold $400 million of HLLC Unsecured Notes (as discussed below). The net proceeds from the offering were used to repay $362.9 million on HLLC Term Loan B, reducing its balance from 459.0 million to $96.1 million, and to repay $25 million of the outstanding indebtedness of HCCA (as discussed below).

        As of June 30, 2004, Huntsman LLC had outstanding variable rate borrowings of approximately $1.0 billion and the weighted average interest rate of these borrowings was approximately 6.2%. This weighted average rate does not consider the effects of interest rate hedging activities. Borrowings under the HLLC Revolving Facility bear interest, at Huntsman LLC's option, at a rate equal to a LIBOR-based eurocurrency rate plus an applicable margin ranging from 2.75% to 3.50% as based on its most recent ratio of total debt to "EBITDA" (as defined in the HLLC Revolving Facility credit agreement), or a prime-based rate plus an applicable margin ranging from 1.75% to 2.50%, also based on Huntsman LLC's most recent ratio of total debt to EBITDA. As of June 30, 2004, the interest rate on the HLLC Revolving Facility was LIBOR plus 3.50%. As of June 30, 2004, HLLC Term Loan A bore interest at LIBOR plus 4.00% for eurocurrency loans. Prior to June 22, 2004, the applicable interest rate margin for eurocurrency loans on HLLC Term Loan A was 4.75%. In accordance with the credit agreement governing the HLLC Term Facilities, the margin was reduced by 0.75% (75 basis points) upon partial repayment of HLLC Term Loan B. With respect to HLLC Term Loan B, the interest rate margin for eurocurrency loans increased by 0.75% (75 basis points) on April 1, 2004 to 9.00%, and on July 1, 2004 the interest rate margin for eurocurrency loans increased by an additional 0.75% (75 basis points) to its maximum of 9.75%. As of June 30, 2004, the interest rate for HLLC Term Loan B was

LIBOR plus 9.0%. The next scheduled quarterly amortization payment under the HLLC Credit Facilities is due March 2006.

        Huntsman LLC depends upon the HLLC Revolving Facility to provide liquidity for its operations and working capital needs. As of June 30, 2004, Huntsman LLC had $86.5 million of outstanding borrowings and approximately $16 million of outstanding letters of credit under its $275 million HLLC Revolving Facility. Huntsman LLC had $31.1 million of cash on its balance sheet as of June 30, 2004. Accordingly, as of June 30, 2004, Huntsman LLC had cash and unused borrowing capacity of approximately $204 million.

        The HLLC Credit Facilities contain financial covenants, including a minimum interest coverage ratio, a minimum fixed charge ratio and a maximum debt to EBITDA ratio, as defined therein, and limits on capital expenditures, in addition to restrictive covenants customary to financings of this type, including limitations on liens, debt and the sale of assets. On May 6, 2004, Huntsman LLC amended certain financial covenants in the HLLC Credit Facilities. The amendment applies to both the HLLC Revolving Facility and the HLLC Term Facilities and provides for, among other things, the amendment of certain financial covenants through the fourth quarter 2005. The amendment provided for an increase in the maximum leverage ratio, and a decrease in the minimum interest coverage ratio and the fixed charge coverage ratio. The amendment also amends the mandatory prepayment provisions contained in the HLLC Credit Facilities to permit Huntsman LLC, after certain levels of repayment of HLLC Term Loan B, to use subordinate debt or equity proceeds to repay a portion of the outstanding indebtedness of certain of our Australian subsidiaries.

        On June 22, 2004, Huntsman LLC sold the HLLC Unsecured Notes, including $300 million of the HLLC Unsecured Fixed Rate Notes that bear interest at 11.5% and mature on July 15, 2012 and $100 million of the HLLC Unsecured Floating Rate Notes that bear interest at a rate equal to LIBOR plus 7.25% and mature on July 15, 2011. As noted above, the net proceeds from the offering were used to repay $362.9 million on HLLC Term Loan B and to repay $25 million of the outstanding indebtedness of HCCA.

        On September 30, 2003, Huntsman LLC sold $380 million aggregate principal amount of its 11 5/8% 2003 HLLC Senior Secured Notes at a discount to yield 11.875%. On December 3, 2003 Huntsman LLC sold an additional $75.4 million aggregate principal amount of the 2003 HLLC Secured Notes at a discount to yield 11.72%.

        Certain of Huntsman LLC's Australian subsidiaries maintain credit facilities that are non-recourse to Huntsman LLC. HCCA, in its capacity as trustee of the Huntsman Chemical Australia Unit Trust (the "HCA Trust"), holds Huntsman LLC's Australian styrenics assets. HCCA maintains a credit facility (the "HCCA Facility"), consisting of a term facility. On June 24, 2004, Huntsman LLC used $25 million of proceeds from the offering of the HLLC Unsecured Notes to repay a portion of the HCCA Facility, including repaying in full the working capital facility and reducing the term facility to $14.4 million (A$20.9 million). In connection with this repayment, a preexisting payment default was cured and the remaining term facility was amended. The outstanding loan amount matures and is due on July 31, 2005. The HCCA Facility contains no financial covenants, and borrowings under the HCCA Facility bear interest at a base rate plus a spread of 1.25%, plus an additional 0.5% line use fee. As of June 30, 2004, the weighted average interest rate for the HCCA Facility was 6.8%. The HCCA Facility is secured by effectively all the assets of the HCA Trust. Management believes that HCCA is in compliance with the covenants of the HCCA Facility as of June 30, 2004.

        Huntsman Australia Holdings Corporation ("HAHC") and certain of its subsidiaries hold Huntsman LLC's Australian surfactants assets. HAHC and certain of its subsidiaries are parties to credit facilities established in December 1998 (the "HAHC Facilities"). As of June 30, 2004, borrowings under the HAHC Facilities total A$53.2 million ($36.8 million), and bear interest at a base rate plus a spread of 2%. As of June 30, 2004, the weighted average interest rate for the HAHC Facilities was

7.5%. Principal payments are due semiannually through December 2005. The HAHC Facilities are subject to financial covenants, including a leverage ratio, an interest coverage ratio and limits on capital expenditures, in addition to restrictive covenants customary to financings of this type, including limitations on liens, debt and the sale of assets. As of June 30, 2004, HAHC was current on all scheduled amortization and interest payments under the HAHC Facilities, but it was not in compliance with certain financial covenants in the agreements governing the HAHC Facilities. The outstanding debt balances due under the HAHC Facilities have been classified in current portion of long-term debt.

        We believe the current liquidity of Huntsman LLC, together with funds generated by its businesses, is sufficient to meet the short-term and long-term needs of its businesses, including funding operations, making capital expenditures and servicing its debt obligations in the ordinary course. Except as noted above regarding Huntsman LLC's non-recourse HAHC Facilities, we believe that Huntsman LLC is currently in compliance with the covenants contained in the agreements governing all of its other debt obligations. Huntsman LLC reviews its financial covenants on a regular basis and will seek amendments to such covenants if necessary.

  HIH

        As of June 30, 2004, the HI Credit Facilities consisted of a revolving loan facility of up to $400 million that was scheduled to mature on June 30, 2005, a $620.1 million term loan B facility that was scheduled to mature on June 30, 2007, and a $620.1 million term loan C facility that was scheduled to mature on June 30, 2008. On July 13, 2004, HI completed an amendment and restatement of the HI Credit Facilities. Pursuant to the amendment and restatement, the HI Revolving Facility was reduced from $400 million to $375 million and its maturity was extended from June 2006 to September 2008. The HI Revolving Facility includes a $50 million multicurrency revolving loan facility available in euros, GBP Sterling and U.S. dollars. In addition, HI's existing term loans B and C, totaling $1,240.2 million, were repaid and replaced with the new HI Term Facility consisting of a $1,305 million term portion and a €50 million (approximately $61.6 million) term portion. The additional proceeds from the HI Term Facility borrowings of approximately $126.6 million were applied to repay the $82.4 million of outstanding borrowings as of July 13, 2004 on the HI Revolving Facility, and the remaining proceeds, net of fees incurred in the transaction, increased cash on our balance sheet. Pursuant to the amendment and restatement of the HI Credit Facilities, the additional liquidity is available for general corporate purposes and to provide a portion of the funds for the potential construction of a polyethylene production facility at our Wilton, U.K. facility.

        Current interest rates on the HI Revolving Facility and the HI Term Facility decreased from a LIBOR spread of 3.50% to 3.25% and 4.125% to 3.25%, respectively. Scheduled amortization of the HI Term Facility is 1% per annum, commencing June 30, 2005, with the remaining unpaid balance due at maturity. The maturity of the HI Term Facility is December 31, 2010; provided that the maturity will be accelerated to December 31, 2008 if HI has not refinanced all of the outstanding HI Senior Notes (as defined below) and HI Subordinated Notes (as defined below) on or before December 31, 2008 on terms satisfactory to the administrative agent under the HI Credit Facilities.

        The amendment and restatement of the HI Credit Facilities also provides for the amendment of certain financial covenants. These amendments, among other things, included changes to the maximum leverage ratio, the minimum interest coverage ratio, and provided for an increase in the permitted amount of annual consolidated capital expenditures from $250 million to $300 million, with a provision for carryover to subsequent years. In addition, the mandatory prepayment level in connection with HI's accounts receivable securitization program was increased from $310 million to $325 million. For more information, see "—Liquidity and Capital Resources—Off-Balance Sheet Arrangements" below.

        As of June 30, 2004, HI had outstanding variable rate borrowings, including amounts outstanding under our off-balance sheet accounts receivable securitization program, of approximately $1.6 billion.

The weighted average interest rate of these borrowings was approximately 4.9%. This weighted average rate does not consider the effects of interest rate hedging activities.

        HI depends upon the HI Revolving Facility ($375 million as of the July 13, 2004) to provide liquidity for its operations and working capital needs. As of June 30, 2004, HI had $37.0 million of outstanding borrowings and approximately $5 million of outstanding letters of credit under the HI Revolving Facility, and HI had $85.2 million in cash. HI also maintains $25.0 million of short-term overdraft facilities, of which the entire amount was available at June 30, 2004. HI's total cash and unused borrowing capacity as of June 30, 2004 was approximately $468 million. Giving effect to the amendment and restatement of the HI Credit Facilities on July 13, 2004, as of June 30, 2004 there would be no borrowings outstanding on the HI Revolving Facility, cash on the balance sheet would be approximately $160 million, and HI's total cash and unused borrowing capacity would be approximately $555 million. Pursuant to the amendment and restatement of the HI Credit Facilities, the $375 million HI Revolving Facility now matures in September 2008.

        In March 2002, HI issued $300 million of its 9 7/8% senior notes due 2009 (collectively with the senior notes discussed in the following sentence, the "HI Senior Notes"). On April 11, 2003, HI sold an additional $150 million in aggregate principal amount of HI Senior Notes. The HI Senior Notes are unsecured and are fully and unconditionally guaranteed on a joint and several basis by substantially all of HI's domestic subsidiaries and certain of its foreign subsidiaries (collectively, the "HI Guarantors"). HI also has outstanding $600 million and €450 million 10 1/8% senior subordinated notes due 2009 (the "HI Subordinated Notes"). The HI Subordinated Notes are unsecured and are fully and unconditionally guaranteed on a joint and several basis by the HI Guarantors.

        HI also depends upon an accounts receivable securitization program arranged by JP Morgan, under which interests in certain of its trade receivables are transferred to a qualified off-balance sheet entity (the "Receivables Trust"). The Receivables Trust is not our affiliate. The acquisitions of these receivables by the Receivables Trust are financed through the issuance of commercial paper and/or medium term notes. The debt associated with the commercial paper and medium term notes is not reflected on HI's balance sheet. The accounts receivable securitization program is an important source of liquidity to our Company.

        A portion of the medium term notes (€90.5 million) is denominated in euros and is subject to fluctuation in currency rates versus the U.S. dollar. The total outstanding balance of medium term notes is approximately $195 million in U.S. dollar equivalents as of June 30, 2004. In addition to medium term notes, the Receivables Trust also maintains an annual commitment with a third party to issue commercial paper for an amount up to $125 million. As of June 30, 2004, the total outstanding balance of such commercial paper was approximately $114 million. On April 16, 2004, HI amended the commercial paper facility. Pursuant to the amendment, the maturity of the commercial paper facility was extended to March 31, 2007. In addition, the amendment permits the issuance of euro-denominated commercial paper. The medium term notes mature in June 2006.

        Subject to the annual seasonality of HI's accounts receivable, HI estimates that the total liquidity resources from the accounts receivable securitization program may range between $280 million to $325 million at certain periods during a calendar year. The weighted average interest rates on the medium term notes and commercial paper was approximately 2.5% as of June 30, 2004. Losses on the accounts receivable securitization program in the six months ended June 30, 2004 were $6.5 million. Losses on the accounts receivable securitization program include the discount on receivables sold into the program, fees and expenses associated with the program and gains (losses) on foreign currency hedge contracts mandated by the terms of the program to hedge currency exposures on the collateral supporting the off-balance sheet debt issued. For the six months ended June 30, 2004, losses on the accounts receivable securitization program include losses of $1.4 million on foreign currency hedge contracts mandated by the accounts receivable securitization program. HI believes that the multicurrency commercial paper facility discussed above has enabled it to better naturally hedge the off-balance sheet debt to the underlying collateral supporting such debt and thereby reduce the impact on, and need for, foreign currency hedges as experienced in prior periods under the accounts receivable securitization program.

        The HI Credit Facilities require a mandatory prepayment to the extent that the proceeds from the securitization program exceed $325 million. Prior to the amendment and restatement of the HI Credit Facilities, such limit was $310 million. To date, proceeds from the accounts receivable securitization program have not exceeded this limit. While HI does not anticipate it, if at any time it were unable to sell sufficient receivables into the program to support the volume of commercial paper and medium term notes issued under the program, HI would be required to inject cash into the program as collateral. Under such circumstance, and depending on the timing of such circumstance, the requirement to provide cash collateral to the program could have a negative effect on our liquidity.

        On June 30, 1999, HIH issued senior discount notes ("HIH Senior Discount Notes") and the HIH Senior Subordinated Discount Notes (collectively with the HIH Senior Discount Notes, the "HIH Discount Notes") to ICI with initial stated values of $242.7 million and $265.3 million, respectively. The HIH Discount Notes are due December 31, 2009. Interest on the HIH Discount Notes is paid in kind. Interest on the HIH Senior Discount Notes accrues at 13 3/8% per annum. The HIH Senior Subordinated Discount Notes have a stated rate of 8% that originally was to reset to a market rate in June 2002 and can be redeemed at 100% of accreted value at any time until June 30, 2004. On December 21, 2001, the terms of the HIH Senior Subordinated Discount Notes were modified, including deferring the reset date until September 2004, at which time the interest rate will reset to a market rate. The HIH Discount Notes contain limits on the incurrence of debt, restricted payments, liens, transactions with affiliates, and merger and sales of assets. In connection with the financial restructuring of Huntsman LLC on September 30, 2002, MatlinPatterson contributed its interest in the HIH Senior Subordinated Discount Notes to HMP. On May 9, 2003, HMP completed the purchase of the HIH Senior Subordinated Discount Notes from ICI. As of June 30, 2004, the HIH Senior Subordinated Discount Notes are held by HMP.

        As of June 30, 2004 and December 31, 2003, the HIH Senior Discount Notes included $221.0 million and $191.9 million of accrued interest, respectively. As of June 30, 2004 and December 31, 2003, the HIH Senior Subordinated Discount Notes included $127.4 million and $112.3 million of accrued interest, respectively, and $6.8 million and $19.2 million of discount, respectively.

        We believe HIH's current liquidity, together with funds generated by its operations, is sufficient to meet the short-term and long-term needs of its businesses, including funding operations, making capital expenditures and servicing its debt obligations in the ordinary course. We believe that HIH is currently in compliance with the covenants contained in the agreements governing its debt obligations.

  AdMat

        On June 30, 2003, in connection with the AdMat Transaction, AdMat issued $350 million aggregate principal amount of its senior secured notes (the "AdMat Senior Secured Notes"), consisting of 11% fixed rate notes with an aggregate principal amount of $250 million (the "AdMat Fixed Rate Notes") and floating rate notes with an aggregate principal amount of $100 million (the "AdMat Floating Rate Notes"). The AdMat Fixed Rate Notes are due 2010. The AdMat Floating Rate Notes are due 2008 and were issued with an original issue discount of 2%, or for $98 million. As of June 30, 2004, the interest rate on the Floating Rate Notes was 10.0%. Also on June 30, 2003, AdMat entered into the $60 million revolving credit facility (the "AdMat Revolving Credit Facility") with a maturity of June 30, 2007. As of June 30, 2004, AdMat had no outstanding revolving borrowings under the Revolving Credit Facility and approximately $13.8 million of outstanding letters of credit issued under such facility.

        As of June 30, 2004, AdMat had approximately $116.9 million of cash and unused borrowing capacity, including $70.7 million of cash and approximately $46.2 million in undrawn commitments on the AdMat Revolving Credit Facility. AdMat believes its current available liquidity, together with funds generated by its businesses, will be sufficient to meet the short-term and long-term needs of its businesses, including the funding of its operations and capital expenditures and the servicing of its debt obligations in the ordinary course. There are no scheduled debt amortization payments on either the AdMat Revolving Credit Facility or on the AdMat Senior Secured Notes until their respective maturity dates.

        As of June 30, 2004, we believe that AdMat was in compliance with the covenants contained in the agreements governing all of its debt obligations. Under the terms of a registration rights agreement among AdMat, the guarantors of the AdMat Senior Secured Notes and the initial purchasers of the AdMat Senior Secured Notes, AdMat was required to cause a registration statement relating to an exchange offer for the AdMat Senior Secured Notes to become effective on or before July 9, 2004 (the "Effectiveness Date"), and AdMat was required to complete the exchange offer on or before August 23, 2004 (the "Completion Date"). Due to a delay in the completion of predecessor period audited financial statements for certain of AdMat's subsidiaries, the registration statement, which was filed on May 10, 2004, did not become effective by the Effectiveness Date and the exchange offer will not be completed by the Completion Date. Accordingly, under the registration rights agreement, AdMat is required to pay additional interest on the Senior Secured Notes at a rate of 0.25% per annum for the first 90 day period, which rate shall increase by 0.25% per annum for the immediately following 90 day period, following the Effectiveness Date, until the registration statement becomes effective, or following the Completion Date, until the exchange offer is completed. AdMat anticipates that an amended registration statement will be filed during the third quarter of 2004 and that the exchange offer will be completed approximately 30 days after the registration statement becomes effective.

        As of June 30, 2004, we believe that AdMat is in compliance with the covenants contained in the agreements governing all of its debt obligations.

Short-term and Long-term Liquidity

        We believe our current liquidity, together with funds generated by our businesses, is sufficient to meet the short-term and long-term needs of our businesses, including funding operations, making capital expenditures and servicing our debt obligations in the ordinary course. Except as noted above regarding our non-recourse Australian HAHC Credit Facilities, we believe that we are currently in compliance with the covenants contained in the agreements governing all of our other debt obligations. We review our financial covenants on a regular basis and will seek amendments to such covenants if necessary.

Certain Credit Support Issues

        Our subsidiaries HIH and HI have not guaranteed or provided any other credit support to Huntsman LLC's obligations under the HLLC Credit Facilities or its outstanding notes, and Huntsman LLC has not guaranteed or provided any other credit support to the obligations of HI under the HI Credit Facilities, or to the obligations of HI and HIH under their outstanding notes. Because of restrictions contained in the financing arrangements of HIH and HI, these subsidiaries are presently unable to make any "restricted payments" to Huntsman LLC, including dividends, distributions or other payments in respect of equity interests or payments to purchase, redeem or otherwise acquire or retire for value any of their equity interests, subject to exceptions contained in such financing arrangements. Events of default under the HI Credit Facilities, or under the outstanding notes of HIH and HI or the exercise of any remedy by the lenders thereunder will not cause any cross-defaults or cross-accelerations under the HLLC Credit Facilities or Huntsman LLC's outstanding notes. Additionally, any events of default under the HLLC Credit Facilities or Huntsman LLC's outstanding notes or the exercise of any remedy by the lenders thereunder will not cause any cross-defaults or cross-accelerations under the outstanding notes of HIH or HI or the HI Credit Facilities, except insofar as foreclosure on the stock of HSCHC, the stock of Huntsman Specialty or the HIH Membership Interests pledged to secure our obligations under the HLLC Credit Facilities or the HLLC 2003 Secured Notes, would constitute a "change of control" and an event of default under the HI Credit Facilities and would give certain put rights to the holders of the high-yield notes of HI or HIH. AdMat is also financed separately from Huntsman LLC and HIH, Huntsman LLC and HIH's debt is non-recourse to AdMat and AdMat has no contractual obligation to fund Huntsman LLC or HIH's operations.

        On May 9, 2003, we issued the HMP Senior Discount Notes. The HMP Senior Discount Notes are secured by a first priority lien on the HIH Senior Subordinated Discount Notes, our 10% direct and 30% indirect equity interests in HIH, our common stock outstanding as of May 9, 2003, and our 100% equity interest in Huntsman LLC. A payment default under the HMP Senior Discount Notes or any other default that would permit the holders to accelerate the unpaid balance thereunder would also constitute a default under the HLLC Credit Facilities. Foreclosure on our stock or the equity interest in Huntsman LLC would constitute a "change of control" and an event of default under the HLLC Credit Facilities and the HI Credit Facilities, and would give certain put rights to the holders of the outstanding notes of Huntsman LLC, HIH and HI.

Off-Balance Sheet Arrangements

        On December 21, 2000, HI initiated an accounts receivable securitization program under which it grants an undivided interest in certain of its trade receivables to a qualified off-balance sheet entity (the "Receivables Trust") at a discount. This undivided interest serves as security for the issuance of commercial paper and medium term notes by the Receivables Trust. At June 30, 2004, the Receivables Trust had outstanding approximately $195 million in U.S. dollar equivalents in medium term notes and approximately $114 million in commercial paper. Under the terms of the agreements, HI and its subsidiaries continue to service the receivables in exchange for a 1% fee of the outstanding receivables, and HI is subject to recourse provisions.

        HI's retained interest in receivables (including servicing assets) subject to the program was approximately $184 million and $154 million as of June 30, 2004 and December 31, 2003, respectively. The value of the retained interest is subject to credit and interest rate risk. For the six months ended June 30, 2004 and 2003, new sales of accounts receivable sold into the program totaled approximately $2,379.6 million and $2,054.6 million, respectively, and cash collections from receivables sold into the program that were reinvested totaled approximately $2,335.1 million and $2,035.1 million, respectively. Servicing fees received during the six months ended June 30, 2004 and 2003 were approximately $2.6 million and $2.4 million, respectively.

        HI incurs losses on the accounts receivable securitization program for the discount on receivables sold into the program and fees and expenses associated with the program. HI also retains responsibility for the economic gains and losses on forward contracts mandated by the terms of the program to hedge the currency exposures on the collateral supporting the off-balance sheet debt issued. Gains and losses on forward contracts included as a component of the loss on accounts receivable securitization program are a loss of $1.4 million and a loss of $17.0 million for the six months ended June 30, 2004 and 2003, respectively. As of June 30, 2004 and December 31, 2003, the fair value of the open forward currency contracts is $0.1 million and $6.8 million, respectively, which is included as a component of the residual interest that is included as a component of trade receivables on HI's balance sheet. On April 16, 2004 HI amended the commercial paper facility. Pursuant to the amendment, the maturity of the commercial paper facility was extended to March 31, 2007. In addition, the amendment permits the issuance of euro-denominated commercial paper.

        The key economic assumptions used in valuing the residual interest at June 30, 2004 are presented below:

Weighted average life (in months)	3
Credit losses (annual rate)	Less than 1%
Discount rate (annual rate)	2%

A 10% and 20% adverse change in any of the key economic assumptions would not have a material impact on the fair value of the retained interest. Total receivables over 60 days past due as of June 30, 2004 and December 31, 2003 were $12.9 million and $15.6 million, respectively.

Contractual Obligations and Commercial Commitments

        We have various purchase commitments for materials and supplies entered into in the ordinary course of business. Those commitments extend up to 13 years and the purchase price is generally based on market prices subject to certain minimum price provisions.

Restructuring and Plant Closing Costs

        As of June 30, 2004 and December 31, 2003, we had reserves for restructuring and plant closing costs of $123.8 million and $76.8 million, respectively. During the six months ended June 30, 2004, we recorded additional reserves of $80.7 million, including reserves for workforce reductions. During the 2004 period, we made cash payments against these reserves of $33.7 million.

        As of June 30, 2004, accrued restructuring and plant closing costs by type of cost consist of the following (dollars in millions):

	Workforce reductions	Demolition and decommissioning	Non-cancelable lease costs	Facility closure costs	Other	Total
Accrued liability as of December 31, 2003	$66.4	$4.1	$0.2	$—	$6.1	$76.8
Charges	56.8	5.5	—	15.8	—	78.1
Payments(1)	(32.6)	(0.2)	(0.2)	—	(0.7)	(33.7)
Other	0.6	—	—	—	2.0	2.6

Accrued liability as of June 30, 2004	$91.2	$9.4	$—	$15.8	$7.4	$123.8

(1)
Includes impact of foreign currency translation.

        Detail of these reserves by segment are as follows (dollars in millions):

	Polyurethanes	Performance Products	Pigments	Polymers	Base Chemicals	AdMat	Total
Accrued liability as of December 31, 2003	$15.8	$2.4	$4.3	$2.8	$—	$51.5	$76.8
Charges	22.9	20.9	27.0	5.1	2.2	—	78.1
Payments(1)	(10.6)	(0.5)	(5.6)	(0.4)	—	(16.6)	(33.7)
Other	—	—	—	—	—	2.6	2.6

Accrued liability as of June 30, 2004	$28.1	$22.8	$25.7	$7.5	$2.2	$37.5	$123.8

(1)
Includes impact of foreign currency translation.

        As of December 31, 2003, the Polyurethanes segment reserve consisted of $15.8 million related to the restructuring activities at the Rozenburg, Netherlands site (as announced in 2003), the workforce reductions throughout the Polyurethanes segment (as announced in 2003), and the closure of the Shepton Mallet, U.K. site (as announced in 2002). During the six months ended June 30, 2004, the Polyurethanes segment recorded additional restructuring charges of $22.9 million and made cash payments of $10.6 million. In the first quarter 2004, the Polyurethanes segment recorded restructuring expenses of $4.8 million, all of which are payable in cash. In the second quarter 2004, the Polyurethanes segment announced restructuring charges of $18.1 million, all of which are payable in cash, including the closure of its West Deptford, New Jersey site. These restructuring activities are expected to result in additional restructuring charges of approximately $15 million through 2005 and result in workforce reductions of approximately 160 employees, of which 48 positions have been reduced during the six months ended June 30, 2004. As of June 30, 2004, the Polyurethanes segment restructuring reserve totaled $28.1 million.

        In connection with the AdMat Transaction, we are implementing a substantial cost reduction program in our Advanced Materials segment. The program includes reductions in costs of the Advanced Materials segment's global supply chain, reductions in general and administrative costs across this business and the centralization of operations where efficiencies may be achieved. The cost reduction program is expected to continue through June 2005 and is estimated to involve $63.5 million in total restructuring costs, all of which were recorded in AdMat's opening balance sheet. The program will result in approximately $53.9 million in charges for workforce reduction and approximately $9.6 million in charges to close plants and discontinue certain service contracts worldwide. The Advanced Materials segment reduced workforce by 188 individuals and 128 individuals during the six months ended December 31, 2003 and June 30, 2004, respectively. Payments of restructuring and plant closing costs were recorded against reserves established in connection with recording the AdMat Transaction as a purchase business combination. During the second quarter 2004, the Advanced Materials segment identified an additional $2.6 million of reserves which have been recorded on AdMat's opening balance sheet related to projects in Germany and Brazil.

        As of December 31, 2003, the Performance Products segment reserve consisted of $2.4 million related to the closure of a number of plants at its Whitehaven, U.K. facility, the closure of an administrative office in London, U.K., the rationalization of its surfactants technical center in Oldbury, U.K., and the restructuring of its facility in Barcelona, Spain. During the six months ended June 30, 2004, the Performance Products segment accrued restructuring charges of $20.9 million, of which $5.1 million are payable in cash, and made cash payments of $0.5 million related to these restructuring activities. There are no material additional charges expected related to these restructuring activities. On July 1, 2004, we announced the closure of our Guelph, Ontario, Canada Performance Products manufacturing facility. Production will be moved to our other larger, more efficient facilities. These restructuring activities are not expected to result in additional charges. Workforce reductions of approximately 66 positions are anticipated. The Performance Products segment reserve totaled $22.8 million as of June 30, 2004.

        As of December 31, 2003, the Polymers segment reserve consisted of $2.8 million related to its demolition and decommissioning of the Odessa, Texas styrene manufacturing facility and noncancelable lease costs. During the six months ended June 30, 2004, the Polymers segment recorded restructuring expenses related to the closure of an Australian manufacturing unit of $5.1 million, of which $1.5 million are payable in cash, and made cash payments of $0.4 million related to these restructuring activities. These restructuring activities are expected to result in additional charges of less than $1 million through 2005 and in workforce reductions of approximately 23 positions, of which 13 positions have been reduced in the six months ended June 30, 2004. The Polymers segment reserve totaled $7.5 million as of June 30, 2004.

        As of June 30, 2004 and December 31, 2003, the Pigments segment reserve consisted of $25.7 and $4.3 million, respectively. During the six months ended June 30, 2004, the Pigments segment recorded additional restructuring charges of $108.1 million and made cash payments of $5.6 million. In the first quarter 2004, the Pigments segment recorded restructuring expenses of $3.9 million, all of which are payable in cash. In the second quarter 2004, the Pigments segment recorded restructuring expenses of $104.2 million, of which $81.1 million is not payable in cash. In April 2004, we announced that, following a review of our Pigments business, we will idle approximately 55,000 tonnes, or about 10%, of our total titanium dioxide ("TiO2") production capacity in the fourth quarter of 2004. As a result of this decision, we have recorded a restructuring charge of $17.0 million, a $77.2 million asset impairment charge and a $3.9 million charge for the write off of spare parts inventory and other assets. Concerning the impairment charge, we determined that the value of the related long-lived assets was impaired and recorded the non-cash charge to earnings for the impairment of these assets. The fair value of these assets for purposes of measuring the impairment was determined using the present value of expected cash flows. During the second quarter 2004, we recorded additional charges of $10.0 million in regards to previously announced restructurings which primarily relate to workforce reductions. These restructuring activities are expected to result in additional restructuring charges of approximately $13 million through 2005 and result in workforce reductions of approximately 475 employees, of which 46 positions have been reduced during the six months ended June 30, 2004. As of June 30, 2004, the Pigments segment restructuring reserve totaled $25.7 million.

        As of June 30, 2004 and December 31, 2003, the Base Chemicals segment reserve consisted of $2.2 and nil, respectively, related to workforce reductions arising from the announced change in work shift schedules at the Wilton, U.K. facility. During the six months ended June 30, 2004, the Base Chemicals segment recorded restructuring charges of $2.2 million, all of which is payable in cash. These restructuring activities are expected to result in additional charges of approximately $4.3 million and in workforce reductions of approximately 68 positions.

Investing Activities

        Capital expenditures for the six months ended June 30, 2004 were $94.2 million, as compared to $96.8 million for the same period in 2003. We experienced increased capital expenditures related to the planned T&Is at our PO and ethlyeneamines facilities and increased capital expenditures associated with one of our Chinese MDI joint ventures. In addition, we made an investment of $11.8 million in our other Chinese MDI joint venture during the six months ended June 30, 2004. In comparison to increases in these expenditures in the 2004 period, we experienced increases in the 2003 period relating to the implementation of our North American SAP system. We expect to spend approximately $255 million to $265 million during 2004 on capital projects, which would include any expenditures for the proposed LDPE facility at Wilton, U.K. in the event board and other approvals are sought and obtained in connection with this project. In addition, we expect to spend approximately $25 million (approximately $13 million of which will be recorded as capital expenditures and approximately $12 million of which has been recorded as an investment) during 2004 to fund our Chinese MDI joint ventures. We expect to fund up to a total of approximately $85 million to the Chinese MDI joint ventures over the next several years (approximately $35 million to be recorded as capital expenditures and approximately $50 million to be recorded as investments).

        We believe that the cost position of our Wilton, U.K. olefins facility uniquely positions it to be the site of a polyethylene production facility. While we export approximately one-third of our ethylene production each year to continental Europe, incurring significant shipping and handling costs, the U.K. annually imports approximately 1.9 billion pounds of polyethylene. We believe this provides an opportunity to capitalize on the low-cost operating environment and extensive petrochemical infrastructure and logistics at Wilton, and we are engaged in a feasibility study with respect to the possible construction of a world-scale LDPE facility at our Wilton site. The potential LDPE facility under study would have the capacity to produce approximately 900 million pounds of LDPE annually and is estimated to cost $300 million to construct. We have had preliminary discussions with governmental authorities concerning potential assistance and other matters in connection with the potential project, and we may seek the necessary board and other approvals for the project this year. If such approvals are granted this year, the facility could be operational in the first half of 2007.

        In connection with our agreements with our Rubicon and Louisiana Pigment joint ventures, we are obligated to fund our proportionate share of capital expenditures. During the six months ended June 30, 2004 and 2003, we invested $1.7 million and $1.5 million, respectively, in Rubicon. With respect to Louisiana Pigment, during the six months ended June 30, 2004 and 2003, we received $8.3 million and invested $0.7 million, respectively.

Environmental Matters

General

        We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental inspections and monitoring by governmental enforcement authorities. In addition, our production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial fines and civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to change our equipment or operations, and any such changes could have a material adverse effect on our business, financial condition, results of operations or cash flows. Accordingly, environmental or regulatory matters may cause our Company to incur significant unanticipated losses, costs or liabilities.

Environmental Capital Expenditures and Accruals

        We may incur future costs for capital improvements and general compliance under environmental and safety laws, including costs to acquire, maintain and repair pollution control equipment. We estimate that, on a consolidated basis, capital expenditures for environmental and safety matters during 2004 will be approximately $64 million, including approximately $34 million for HIH. However, since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that material capital expenditures beyond those currently anticipated will not be required under environmental and safety laws.

        We have established financial reserves relating to anticipated environmental restoration and remediation programs, as well as certain other anticipated environmental liabilities. Management believes these reserves are sufficient for known requirements. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology and past experience. On a consolidated basis, a total of approximately $33 million has been accrued related to environmental related liabilities as of June 30, 2004, including approximately $16 million related to HIH. However, no assurance can be given that all potential liabilities arising out of our present or past operations or ownership have been identified or fully assessed or that future environmental liabilities will not be material to our Company.

Potential Liabilities

        Given the nature of our business, violations of environmental laws may result in restrictions imposed on our operating activities, substantial fines, penalties, damages or other costs, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows. We are aware of the following matters and believe (1) the reserves related to these matters to be sufficient for known requirements, and (2) the ultimate resolution of these matters will not have a material impact on our results of operations or financial position:

        On June 29, 2004, management at our Port Neches, Texas facilities was notified by the Texas Commission on Environmental Quality ("TCEQ") of potential Clean Air Act violations relating to the operation of cooling towers at two of our plants. We were invited by TCEQ to provide information that might mitigate the various alleged violations. We responded in writing to TCEQ during the week of July 19, 2004. It is likely that penalties will be proposed by the agency for some or all of the alleged violations.

        By letter dated July 13, 2004, the TCEQ notified us that it is contemplating an enforcement action against us for nuisance odors near our Port Neches, Texas plant on May 28, 2004. The notice advises us to begin taking actions immediately to address the outstanding alleged violation. The plant is currently investigating the matter.

        By letter dated July 20, 2004, the TCEQ notified us that it is contemplating an enforcement action based upon 29 separate alleged violations for various upset events at the Port Neches facilities. The notice advises us to begin taking actions immediately to address the outstanding alleged violations. The plant is currently investigating the allegations.

        On October 1, 2003, the U.S. Environmental Protection Agency ("EPA") sent us an information request under section 114 of the federal Clean Air Act. The request seeks information regarding all upset releases of air contaminants from the Port Arthur, Texas plant for the period from August 1999 to August 2003. Four other companies with plants located in Port Arthur also received similar requests. We responded in a timely manner to the request. Whether this request will result in an enforcement action being initiated against us is unknown at this time.

        On June 25, 2003, a group of more than 500 plaintiffs filed a lawsuit in state district court in Beaumont, Texas against six local chemical plants and refineries, including our Company. The lawsuit alleges that the refineries and chemical plants discharge chemicals into the air that cause health problems for area residents. The claim does not specify a dollar amount, but seeks damages for heath impacts as well as property value losses. The suit is based on emissions data from reports that these plants filed with the TCEQ.

        On October 6, 2002, a leak of sulphuric acid from two tanks located near our Whitehaven, U.K. plant was discovered. About 342 to 347 tonnes of acid were released onto the ground and into the soil near the tanks. Although we took immediate steps to contain the spillage and recover acid, a quantity of acid reached a nearby beach via a geological fault. We did not own the tanks from which the acid leaked; however, we did own the acid in the tanks. The U.K. Health and Safety Executive issued three Improvement Notices requiring corrective action with which we are complying. The U.K. Environment Agency ("EA") on or about April 27, 2004, served a summons providing notice to Huntsman Surface Sciences UK Limited that a criminal prosecution has been initiated against it as a result of the spill based on alleged violations of the Water Resources Act and Environmental Protection Act. A similar prosecution was initiated against the owner of the tanks, Rhodia, S.A. Both companies agreed to plead guilty to one charge. Huntsman Surface Sciences UK Limited was fined £40,000 and assessed £8,000 in prosecution costs on August 5, 2004.

        On August 2, 2004, following an investigation by the U.K. Health and Safety Executive, a summons was served on Huntsman Advanced Materials (UK) Ltd to appear in Magistrates Court on September 15, 2004, to answer five charges. The charges cite violations of the Health and Safety at Work Act arising from what is alleged to have been asbestos contamination caused by construction activity at the Duxford, U.K., Advanced Materials facility between November 2002 and January 2003. Although we do not believe this matter will result in the imposition of fines and other costs material to the financial condition of our Company, it is too early to predict the outcome of the case.

        We have been named as a "premises defendant" in a number of asbestos exposure lawsuits. These suits often involve multiple plaintiffs and multiple defendants, and, generally, the complaint in the action does not indicate which plaintiffs are making claims against a specific defendant, where the alleged injuries were incurred or what injuries each plaintiff claims. These facts must be learned through discovery. There are currently 39 asbestos exposure cases pending against us. Among the cases currently pending, management is aware of three claims of mesothelioma. We do not have sufficient information at the present time to estimate any liability in these cases. Although we cannot provide specific assurances, based on our understanding of similar cases, our management believes that our ultimate liability in these cases will not be material to our financial position or results of operations.

        We have incurred, and may in the future incur, liability to investigate and clean up waste or contamination at our current or former facilities or facilities operated by third parties at which we may have disposed of waste or other materials. Similarly, we may incur costs for the cleanup of wastes that were disposed of prior to the purchase of our businesses. Under some environmental laws, we may be jointly and severally liable for the costs of environmental contamination on or from our properties and at off-site locations where we disposed of or arranged for the disposal or treatment of hazardous wastes and may incur liability for damages to natural resources. For example, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state laws, a current owner or operator of real property may be liable for such costs regardless of whether the owner or operator owned or operated the real property at the time of the release of the hazardous substances and regardless of whether the release or disposal was in compliance with law at the time it occurred. In addition, under the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and similar state laws, as the holder of permits to treat or store hazardous wastes, we may, under some circumstances, be required to remediate contamination at or from our properties regardless of when the contamination occurred. For example, our Odessa, Port Arthur, and Port Neches facilities in Texas are the subject of ongoing RCRA remediation. Based on current information and past costs relating to these matters, we do not believe such matters will have a material adverse effect. There can be no assurance, however, that any such matters will not have a material adverse effect on us.

        Some of our Advanced Materials manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater and surface water contamination from past operations at some of our sites, and we may find contamination at other sites in the future. For example, we are aware that there is significant contamination, largely related to a landfill and lagoons, at our McIntosh, Alabama plant site. Further, soil and groundwater contamination have been identified at our plants in Duxford, U.K. and Monthey, Switzerland. The contamination at Duxford affects groundwater which is part of a major aquifer used as a source of process and drinking water on site. Pursuant to certain agreements executed in connection with the 2000 LBO, we expect that Ciba will have primary financial responsibility for such matters, although we may be required to contribute to the costs of remediation in certain instances. Based on available information and the indemnification rights we believe are likely to be available, we believe that the costs to investigate and remediate known contamination will not have a material adverse effect on our business, financial condition, results of operations or cash flows; however, if such indemnities are unavailable or do not fully cover the costs of investigation and remediation or we are required to contribute to such costs, and if such costs are material, then such expenditures may have a material adverse effect on our business, financial condition, results of operations or cash flows.

        We are aware that there is or may be soil or groundwater contamination at some of our other facilities resulting from past operations. Based on available information and the indemnification rights (including indemnities provided by ICI, Nova Chemicals Corporation, The Rohm and Haas Company, Rhodia, S.A., Shell, Texaco and Dow Chemical, for the facilities that each of them transferred to us), we believe that the costs to investigate and remediate known contamination will not have a material adverse effect on our financial condition, results of operations or cash flows; however, we cannot give any assurance that such indemnities will fully cover the costs of investigation and remediation, that we will not be required to contribute to such costs or that such costs will not be material.

        In addition, we have been notified by third parties of claims against us or our subsidiaries for cleanup liabilities at certain former facilities and other third party sites, including Belpre, Ohio (a former facility); Georgetown Canyon, Idaho (an alleged former property on which phosphorus mining was conducted); Aerex Refinery, Bloomfield, New Mexico (an alleged former property); Turtle Bayou Superfund Site, Texas (an alleged off-site disposal location); the Martin Aaron Superfund Site, Camden, New Jersey (an off-site disposal and reconditioning facility which ICI is alleged to have used); the Gulf Nuclear Sites in Odessa and near Houston, Texas (off-site waste handling sites); Star Lake Superfund Site, Texas (located near the Port Neches facility); the San Angelo Electric Service Company Site, San Angelo, Texas (an alleged PCB-handling site); the North Maybe Canyon Mine near Soda Springs, Idaho (an alleged former property on which phosphorus was mined); and the Malone Services Site, Texas City, Texas (an off-site disposal location). With respect to the Belpre, Georgetown Canyon, Aerex, and North Maybe Canyon sites, which are under investigation, we are unable to determine whether such liabilities may be material to us because we do not have information sufficient to evaluate the claims. With respect to the remaining matters, based on current information and our past experience, we do not believe such matters will have a material adverse effect on us.

        Based upon currently available information, we do not anticipate that any of the potential liabilities referenced above will materially adversely affect our financial position or results of operations.

Regulatory Developments

        In a March 30, 2004 Federal Register, the EPA announced that it will designate the Beaumont-Port Arthur, Texas area as in "serious" non-attainment with the one-hour ozone national ambient air quality standard. We currently believe that this change in status will not require additional controls and/or work practices to meet the as yet undefined regulatory requirements for nitrogen oxides and volatile organic compounds. Although no assurance can be given, we believe that any additional capital required to comply with the new rules based on this area reclassification, above our existing operating plans for our plants in Port Arthur and Port Neches, Texas, will not be material.

        Under the European Union ("EU") Integrated Pollution Prevention and Control Directive ("IPPC"), EU member governments are to adopt rules and implement a cross-media (air, water and waste) environmental permitting program for individual facilities. The U.K. was the first EU member government to request IPPC permit applications from us. In the U.K., our sites at Wilton, North Tees, Whitehaven and Duxford have all submitted applications and received certification of their permits. Our site at Llanelli has submitted a report to the Environmental Agency and a draft permit has been received and is currently under review for comment. Our Grimsby site will accelerate its IPPC submission to 2004 (rather than 2005) to address site operational changes, while our Greatham site is preparing to submit its application in 2005. We are not yet in a position to know with certainty what the other U.K. IPPC permits will require, and it is possible that the costs of compliance could be material; however, we believe, based upon our experience to date, that the costs of compliance with IPPC permitting in the U.K. will not be material to our financial condition or results of operations. Additionally, the IPPC directive has recently been implemented in France, and similar to our operations in the U.K., we do not anticipate having to make material capital expenditures to comply. In the French program, sites must submit ten-year reviews of their environmental, health and safety plans and performance, and our Calais, St Mihiel and Lavera sites are developing the necessary documents.

        With respect to our facilities in EU jurisdictions other than the U.K. and France, IPPC implementing legislation is not yet in effect, or we have not yet been required to seek IPPC permits. In Spain and Italy the IPPC directive has not yet been fully implemented. However, regional authorities in both countries have initiated discussions with local chemical producers; and our sites at Barcelona, Pamplona, Scarlino, Patrica and Castiglione have all started to develop programs for IPPC submissions. In the Netherlands and Germany, existing legislation covers most, if not all, of the IPPC requirements, thus no significant work is anticipated for the sites in those countries (Rozenburg, Osnabrück, Deggendorf, Bergkamen and Bad Säckingen). Our Petfurdo site in Hungary has started to prepare its IPPC report, as required under the rules agreed upon for EU accession.

        On October 29, 2003, the European Commission adopted a proposal for a new EU regulatory framework for chemicals. Under this proposed new system called "REACH" (Registration, Evaluation and Authorisation of CHemicals), enterprises that manufacture or import more than one ton of a chemical substance per year would be required to register such manufacture or import in a central database. The REACH initiative, as proposed, would require risk assessment of chemicals, preparations (e.g., soaps and paints) and articles (e.g., consumer products) before those materials could be manufactured or imported into EU countries. Where warranted by a risk assessment, hazardous substances would require authorizations for their use. This regulation could impose risk control strategies that would require capital expenditures by our Company. As proposed, REACH would take effect in three primary stages over the eleven years following the final effective date (assuming final approval). The impacts of REACH on the chemical industry and on us are unclear at this time because the parameters of the program are still being actively debated. Nevertheless, it is possible that REACH, if implemented, would be costly to us.

MTBE Developments

        The use of MTBE is controversial in the United States and elsewhere and may be substantially curtailed or eliminated in the future by legislation or regulatory action. The presence of MTBE in some groundwater supplies in California and other states (primarily due to gasoline leaking from underground storage tanks) and in surface water (primarily from recreational watercraft) has led to public concern about MTBE's potential to contaminate drinking water supplies. Heightened public awareness regarding this issue has resulted in state, federal and foreign initiatives to rescind the federal oxygenate requirements for reformulated gasoline or restrict or prohibit the use of MTBE in particular.

        For example, the California Air Resources Board adopted regulations that prohibit the addition of MTBE to gasoline as of January 1, 2004. Certain other states have also taken actions to restrict or eliminate the current or future use of MTBE. States which have taken action to prohibit or restrict the use of MTBE accounted for over 40% of the U.S. market for MTBE prior to the taking of such action. In connection with its ban, the State of California requested that the EPA waive the federal oxygenated fuels requirements of the federal Clean Air Act for gasoline sold in California. The EPA denied the State's request on June 12, 2001. Certain of the state bans, including California's ban, have been challenged in court as unconstitutional (in light of the Clean Air Act). On June 4, 2003, a federal court of appeals rejected such a challenge to California's ban, ruling that the ban is not pre-empted by the Clean Air Act.

        The energy bill pending in the U.S. Congress would eliminate the oxygenated fuels requirements in the Clean Air Act and phase out or curtail MTBE use. To date, no such legislation has become law. However, such legislation is being considered by Congress and if it were to become law it could result in a federal ban on the use of MTBE in gasoline. In addition, on March 20, 2000, the EPA announced its intention, through an advanced notice of proposed rulemaking, to phase out the use of MTBE under authority of the federal Toxic Substances Control Act. In its notice, the EPA also called on the U.S. Congress to restrict the use of MTBE under the Clean Air Act.

        In Europe, the EU issued a final risk assessment report on MTBE on September 20, 2002. While no ban of MTBE was recommended, several risk reduction measures relating to storage and handling of MTBE-containing fuel were recommended. Separate from EU action, Denmark entered into a voluntary agreement with refiners to reduce the sale of MTBE in Denmark. Under the agreement, use of MTBE in 92- and 95-octane gasoline in Denmark ceased by May 1, 2002; however, MTBE is still an additive in a limited amount of 98-octane gasoline sold in about 100 selected service stations in Denmark.

        Any phase-out or other future regulation of MTBE in other states, nationally or internationally may result in a significant reduction in demand for our MTBE and result in a material loss in revenues or material costs or expenditures. In the event that there should be a phase-out of MTBE in the United States, we believe we will be able to export MTBE to Europe or elsewhere or use its co-product TBA to produce saleable products other than MTBE. We believe that our low production costs at the PO/MTBE facility will put us in a favorable position relative to other higher cost sources (primarily, on-purpose manufacturing). If we opt to produce products other than MTBE, necessary modifications to our facilities may require significant capital expenditures and the sale of the other products may produce a materially lower level of cash flow than the sale of MTBE.

        In addition, while we have not been named as a defendant in any litigation concerning the environmental effects of MTBE, we cannot provide assurances that we will not be involved in any such litigation or that such litigation will not have a material adverse effect on our business, financial condition, results of operations or cash flows. In 2003, the U.S. House of Representatives passed a version of an energy bill that contained limited liability protection for producers of MTBE. The Senate's version of the bill did not have liability protection. This issue was one of the reasons that a compromise energy bill was not passed. Whether a compromise will be reached on this legislation in 2004, and whether any compromise will provide liability protection for producers, are unknown. In any event, the liability protection provision in the House bill applied only to defective product claims; it would not preclude other types of lawsuits.

Other Matters

        The TCEQ and our Company settled outstanding allegations of environmental regulatory violations at our Port Neches, Texas, facilities on May 29, 2003. The settlement imposes penalties totaling $352,250 and requires enhanced air monitoring around our C4 plant, an air compliance audit performed by an outside consultant at that plant, and application for an air emissions permit for the joint wastewater treatment plant that services all of the Port Neches facilities. Although management does not anticipate it, it is possible that the terms of a joint wastewater treatment plant air permit, which will likely be issued as a result of the settlement, may cause us to incur costs that could be material.

        The State of Texas settled an air enforcement case with us relating to our Port Arthur plant on May 13, 2003. Under the settlement, we are required to pay a civil penalty of $7.5 million over more than four years, undertake environmental monitoring projects totaling about $1.5 million in costs, and pay $375,000 in attorney's fees to the Texas Attorney General. Thus, as of May 17, 2004, we have paid $1.8 million toward the penalty and $375,000 for the attorney's fees; the monitoring projects are underway and on schedule. It is not anticipated that this settlement will have a material adverse effect on our financial position.

Recently Issued Financial Accounting Standards

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. In December 2003, the FASB issued a complete replacement of FIN 46 (FIN 46R), to clarify certain complexities. We are required to adopt this standard on January 1, 2005 and are currently evaluating its impact. While our evaluation of this interpretation is ongoing, it is possible that its implementation may require the de-consolidation of the results of operations of AdMat Investment and its wholly-owned subsidiaries, including AdMat, and accounting for the results of this investment on the equity method.

        In May 2004, the FASB issued FASB Staff Position No. 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"), which superceded FSP 106-1 of the same name, which was issued in January 2004 and permitted a sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued. FSP 106-2 provides guidance on how to account for future subsidies available beginning in 2006 to employers who provide prescription drug benefits that are "actuarially equivalent" to those that will be provided under Medicare. Sponsors that provide actuarially equivalent benefits must account for the subsidy as a reduction in the accumulated postretirement benefit obligation and any reduction of the sponsor's share of future costs should be reflected in service cost in the period of implementation. We are currently evaluating whether the drug benefit provided by our postretirement plans would be considered actuarially equivalent. If we determine our plans are actuarially equivalent, FSP 106-2 will be effective during the quarter ended September 30, 2004.

Critical Accounting Policies

        There have been no changes in the six months ended June 30, 2004 with respect to our critical accounting policies as presented in our 2003 annual report which is available free of charge at www.huntsman.com, under "Investor Relations."

Changes in Financial Condition

        The following information summarizes our working capital position as of June 30, 2004 and December 31, 2003 (dollars in millions):

	June 30, 2004	December 31, 2003	Difference
Current assets:
Cash and cash equivalents	$187.1	$208.3	$(21.2)
Accounts and notes receivables	1,268.6	1,102.7	165.9
Inventories	1,033.9	1,039.3	(5.4)
Prepaid expenses	21.0	39.6	(18.6)
Deferred income taxes	11.0	14.7	(3.7)
Other current assets	110.9	108.3	2.6

Total current assets	2,632.5	2,512.9	119.6

Current liabilities:
Accounts payable	926.4	832.1	94.3
Accrued liabilities	699.1	702.0	(2.9)
Deferred income taxes	11.5	15.1	(3.6)
Current portion of long-term debt	44.4	137.1	(92.7)

Total current liabilities	1,681.4	1,686.3	(4.9)

Working capital	$951.1	$826.6	$124.5

        As of June 30, 2004, our working capital increased by $124.5 million as a result of the net impact of the following significant changes:

  •
  The decrease in cash balances of $21.2 million results from the matters identified in the Consolidated Statement of Cash Flows set out in our consolidated financial statements;

  •
  The increase in accounts receivable of $165.9 million is primarily due to higher average selling prices in response to higher raw material and energy costs, and higher sales volumes in certain markets;

  •
  The decrease of $18.6 million in prepaid expenses is primarily due to the amortization of corporate insurance premiums in connection with our June 30 annual renewal;

  •
  The decrease in inventories of $5.4 million is mainly due to reduced inventory volumes in most segments, partially offset by increased inventory volumes in our Advance Materials segment due to seasonal factors and in anticipation of ongoing restructuring activities at certain locations. Net overall decreases in inventory volumes were partially offset by increases in raw material and energy costs.

  •
  Accounts payable increased by $94.3 million primarily as a result of increased raw material and energy costs.

  •
  The decrease in current portion of long-term debt of $92.7 million is primarily attributable to the repayment of the Huntsman Polymers Notes of $36.8 million on January 28, 2004, the repayment of $25 million against the HCCA Facility resulting in a reclassification of the remaining balance as current (the entire $48.7 million balance was classified as current as of December 31, 2003), and a reduction of $7.7 million on the HAHC Facilities that are classified as current.

Cautionary Statement for Forward-Looking Information

        Certain information set forth in this report contains "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as "believes," "expects," "may," "will," "should," or "anticipates," or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

        All forward-looking statements, including without limitation, management's examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but there can be no assurance that management's expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

        There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. The following are among the factors that could cause actual results to differ materially from the forward-looking statements. There may be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of the risk factors specified in our Registration

Statement on Form S-4 (File No. 333-116100) and in the 2003 Annual Reports on Form 10-K of subsidiaries HIH and HI, some of which are summarized below.

  •
  Demand for some of our products is cyclical and we may experience prolonged depressed market conditions for our products.

  •
  We have substantial debt that we may be unable to service and that restricts our activities, which could adversely affect our ability to meet our obligations.

  •
  If our subsidiaries do not make sufficient distributions to us, then we will not be able to make payment on our debt.

  •
  Significant price volatility of raw materials or disruptions in the availability of raw materials may result in increased costs that we may not be able to pass on to our customers.

  •
  The industries in which we compete are highly competitive and we may not be able to compete effectively with our competitors that are larger and have greater resources.

  •
  Our ability to repay our debt may be adversely affected if our joint venture partners do not perform their obligations or we have disagreements with them.

  •
  Terrorist attacks, such as the attacks that occurred on September 11, 2001, the current military action in Iraq, general instability in various OPEC member nations and the threat of prolonged military action in Iraq and other attacks or acts of war in the United States and abroad may adversely affect the markets in which we operate, our operations and our profitability.

  •
  Pending or future litigation or legislative initiatives related to MTBE may subject us or our products to environmental liability or materially adversely affect our sales and costs.

  •
  We are subject to many environmental and safety regulations that may result in unanticipated costs or liabilities.

  •
  Our business may be adversely affected by international operations and fluctuations in currency exchange rates.

  •
  Our business is dependent on our intellectual property. If our patents are declared invalid or our trade secrets become known to our competitors, our ability to compete may be adversely affected.

  •
  We rely on our key executives to achieve important financial goals.

  •
  If we are unable to maintain an effective working relationship with MatlinPatterson or SISU, our business could be adversely affected.

  •
  Certain events could result in a change of control of our Company.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk, including changes in interest rates, currency exchange rates and certain commodity prices. Our exposure to foreign currency market risk is somewhat limited since our sales prices are typically denominated in euros or U.S. dollars. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Our exposure to changing commodity prices is somewhat limited since the majority of our raw materials are acquired at posted or market related prices, and sales prices for finished products are generally at market related prices which are set on a quarterly basis in line with industry practice. To manage the volatility relating to these exposures, from time to time, we enter into various derivative transactions. We hold and issue derivative financial instruments for economic hedging purposes only.

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Short-term exposures to changing foreign currency exchange rates at certain foreign subsidiaries are generally first netted with exposures of other subsidiaries and the remaining exposures then, from time to time, may be managed through financial market transactions, principally through the purchase of forward foreign exchange contracts (with maturities of nine months or less) with various financial institutions, to reflect the currency denomination of our cash flows. We do not hedge our currency exposures in a manner that would entirely eliminate the effect of changes in exchange rates on our cash flows and earnings. As of June 30, 2004, we had no outstanding forward foreign exchange contracts. Our hedging activity from time to time comprises selling forward surpluses of non-dollar receivables for U.S. dollars. In addition, HI's accounts receivable securitization program requires that we enter into certain forward foreign currency hedges intended to hedge currency exposures on the collateral supporting the off-balance sheet debt issued in the program.

        Under the terms of the HLLC Credit Facilities, we are required to hedge a significant portion of our floating rate debt. As of June 30, 2004, Huntsman LLC (excluding HIH) had entered into approximately $184.0 million notional amount of interest rate swap transactions, which have remaining terms ranging from approximately eighteen to thirty-six months. The majority of these transactions hedge against movements in U.S. dollar interest rates. The U.S. dollar swap transactions obligate us to pay fixed amounts ranging from approximately 3.78% to approximately 6.55%. We do not hedge our interest rate exposure in a manner that would eliminate the effects of changes in market interest rates on our cash flow and earnings.

        Pursuant to the amendment and restatement of the HI Credit Facilities on July 13, 2004, HI is no longer required to hedge a portion of its floating rate debt. This is primarily because HI in recent years has replaced much of its floating rate debt with fixed rate debt in the form of the HI Senior Notes that serves as a natural hedge for a portion of HI's floating rate debt. As of June 30, 2004, HI had outstanding approximately $211 million notional amount of interest rate swap, cap and collar transactions, which have remaining terms of three months or less. The majority of these transactions hedge against movements in U.S. dollar interest rates. The U.S. dollar swap transactions obligate us to pay a fixed amount of approximately 5.89%. The U.S. dollar collar transactions carry floors ranging from 5.0% to 5.25% and caps ranging from 7.00% to 7.25%. We have also entered into a euro-denominated swap transaction that obligates us to pay a fixed rate of approximately 4.31%.

        As of June 30, 2004, AdMat had outstanding $250 million aggregate principal amount of 11% Fixed Rate Notes due 2010 and $100 million aggregate principal amount (issued with an original issue discount of 2%, or for $98 million) of Floating Rate Notes due 2008 that bear an annual interest rate equal to LIBOR plus 8%, with a LIBOR floor of 2%. The undrawn AdMat Revolving Credit Facility due in 2007 is subject to variable rates of interest based upon either a eurocurrency rate (LIBOR) or a base rate (prime), plus an applicable spread. As of June 30, 2004, AdMat had not entered into any interest rate agreements and does not hedge its interest rate exposure in a manner that would eliminate the effects of changes in market interest rates on its cash flow and earnings.

        Assuming a 1.0% (100 basis point) increase in interest rates, without giving effect to interest rate hedges, the effect on the annual interest expense would be an increase of approximately $24 million (approximately $13 million, $10 million, and $1 million pertaining to HIH, Huntsman LLC (excluding HIH) and AdMat, respectively). This increase would be reduced by approximately $4 million, on an annualized basis (approximately $2 million pertaining to each of HIH and Huntsman LLC (excluding HIH)), as a result of the effects of the interest rate swap, cap and collar transactions described above.

        In order to reduce overall raw material cost volatility, from time to time we enter into various commodity contracts to hedge our purchase of commodity products. We do not hedge our commodity exposure in a manner that would eliminate the effects of changes in commodity prices on our cash flows and earnings. At June 30, 2004, we had forward purchase and sale contracts for 45,000 tonnes and 40,000 tonnes (naphtha and other hydrocarbons), respectively, which do not qualify for hedge accounting. Assuming a 10% increase or a 10% decrease in the price per tonne of naphtha, the impact on the forward purchase contracts would result in losses and gains of approximately $0.3 million, respectively.

ITEM 4.    CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company, including our consolidated subsidiaries, is made known to the chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

        No change in our internal control over financial reporting occurred during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        HI has settled certain claims during and prior to the second quarter of 2004 relating to discoloration of unplasticised poly vinyl chloride ("u-PVC") products allegedly caused by HI's TiO2 ("Discoloration Claims"). Substantially all of the TiO2 that was the subject of these claims was manufactured prior to HI's acquisition of its TiO2 business from ICI in 1999. Net of amounts HI has received from insurers and pursuant to contracts of indemnity, HI has paid approximately £8 million ($14.9 million) in costs and settlement amounts for Discoloration Claims.

        Certain insurers have denied coverage with respect to certain Discoloration Claims. HI brought suit against these insurers to recover the amounts it believes are due to it. A judgment in this suit is expected at the end of the third quarter or beginning of the fourth quarter 2004.

        During the second quarter 2004, HI recorded a charge in the amount of $14.9 million with respect to Discoloration Claims. HI expects that it will incur additional costs with respect to Discoloration Claims, potentially including additional settlement amounts. However, HI does not believe that it has material ongoing exposure for additional Discoloration Claims, after giving effect to its rights under contracts of indemnity, including the rights of indemnity it has against ICI. Nevertheless, HI can provide no assurance that its costs with respect to Discoloration Claims will not have a material adverse impact on its financial condition, results of operations or cash flows.

        On December 17, 2002, Ciba Specialty Chemicals Holdings Inc. ("Ciba") and Vantico, AdMat's predecessor company, entered into a settlement agreement in respect of certain indemnification obligations of Ciba related to onerous purchase contracts acquired by Vantico in connection with a leveraged buy out transaction in 2000 involving Ciba and Vantico (the "Vantico LBO"). The settlement agreement required Ciba to pay approximately $23 million to Vantico. As a result of the settlement, as of December 31, 2002, Vantico reduced an existing receivable of $32 million due from Ciba for onerous contract indemnification to $23 million and wrote-off the remaining $9 million. Vantico received the $23 million net settlement payment on January 7, 2003.

        As previously reported by AdMat, Vantico concluded that certain of the products of its former Optronics division may have infringed patents owned by Taiyo and it entered into a license agreement with Taiyo to obtain the right to use the Taiyo patents. This license agreement required payment of back royalties and agreement to pay periodic royalties for future use. AdMat believes that Ciba is liable under the indemnity provisions of certain agreements in connection with the Vantico LBO for certain payments made under the license agreement and related costs and expenses, and it initiated an arbitration proceeding against Ciba. On July 21, 2004, AdMat and Ciba entered into a settlement agreement with respect to this matter. In general, the settlement agreement provides that Ciba will pay AdMat $11 million in 2004, and provide AdMat with approximately $11 million of credits over the next five years against payments for certain services provided by Ciba at one of AdMat's facilities. AdMat received additional consideration in the form of modifications to certain agreements between AdMat and Ciba. The settlement agreement is to be replaced by a more complete settlement agreement during the third quarter of 2004, which is expected to address certain details of the settlement terms. To date, AdMat has incurred approximately $2.1 million in costs in connection with the arbitration proceedings against Ciba.

        We are a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, and based in part on the indemnities provided to us in connection with the transfer of businesses to us and our insurance coverage, we do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition or results of operations. See "Part I—Item 2—Management's

Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters" for a discussion of environmental proceedings.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

4.1	Indenture, dated as of June 22, 2004, among Huntsman LLC, the Guarantors party thereto and HSBC Bank USA, as Trustee, relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended June 30, 2004)
4.2	Form of Restricted Fixed Rate Note due 2012 (included as Exhibit A-1 to Exhibit 4.1)
4.3	Form of Restricted Floating Rate Note due 2011 (included as Exhibit A-2 to Exhibit 4.1)
4.4	Form of guarantee relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (included as Exhibit E to Exhibit 4.1)
4.5
Exchange and Registration Rights Agreement, dated as of June 22, 2004, among Huntsman LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to $300,000,000 11 1/2% Senior Notes due 2012 and $100,000,000 Senior Floating Rate Notes due 2011 (incorporated by reference to Exhibit 4.5 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended June 30, 2004)
10.1
Amended and Restated Credit Agreement, dated as of July 13, 2004, among Huntsman International LLC, as the borrower, Huntsman International Holdings LLC, as the guarantor, Deutsche Bank Trust Company Americas, as administrative agent, Deutsche Bank Securities Inc., as co-lead arranger and joint book runner, Citigroup Global Marketers Inc., as co-syndication agent, co-lead arranger and joint book runner, JP Morgan Securities Inc., as co-documentation agent and joint book runner, UBS Securities LLC, as co-syndication agent, Credit Suisse First Boston, as co-documentation agent, Merrill Lynch, Pierce Fenner & Smith Inc., as co-documentation agent, and various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Huntsman International LLC for the three months ended June 30, 2004)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  (b)
  Reports Submitted on Form 8-K:

        During the three months ended June 30, 2004, we filed no reports on Form 8-K.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMP EQUITY HOLDINGS CORPORATION
Date: August 16, 2004	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)
Date: August 16, 2004	/s/ L. RUSSELL HEALY L. Russell Healy Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

EXHIBIT INDEX

Number	Description of Exhibits
4.1	Indenture, dated as of June 22, 2004, among Huntsman LLC, the Guarantors party thereto and HSBC Bank USA, as Trustee, relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended June 30, 2004)
4.2	Form of Unrestricted Fixed Rate Note due 2012 (included as Exhibit A-1 to Exhibit 4.1)
4.3	Form of Unrestricted Floating Rate Note due 2011 (included as Exhibit A-2 to Exhibit 4.1)
4.4	Form of guarantee relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (included as Exhibit E to Exhibit 4.1)
4.5
Exchange and Registration Rights Agreement, dated as of June 22, 2004, among Huntsman LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to $300,000,000 11 1/2% Senior Notes due 2012 and $100,000,000 Senior Floating Rate Notes due 2011 (incorporated by reference to Exhibit 4.5 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended June 30, 2004)
10.1
Amended and Restated Credit Agreement, dated as of July 13, 2004, among Huntsman International LLC, as the borrower, Huntsman International Holdings LLC, as the guarantor, Deutsche Bank Trust Company Americas, as administrative agent, Deutsche Bank Securities Inc., as co-lead arranger and joint book runner, Citigroup Global Marketers Inc., as co-syndication agent, co-lead arranger and joint book runner, JP Morgan Securities Inc., as co-documentation agent and joint book runner, UBS Securities LLC, as co-syndication agent, Credit Suisse First Boston, as co-documentation agent, Merrill Lynch, Pierce Fenner & Smith Inc., as co-documentation agent, and various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Huntsman International LLC for the
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002