Form 10-Q
period 2004-09-30
HMP Equity Holdings CORP
filed 2004-11-19
CIK 1291834

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☐    NO ☒

        On November 15, 2004, 1,802,721 shares of the common stock of the registrant were outstanding. There is no established trading market for the registrant's common stock. All of the outstanding shares of the registrant's common stock are held by an affiliate.

HMP EQUITY HOLDINGS CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$239.1	$208.3
Accounts and notes receivables (net of allowance for doubtful accounts of $23.7 and $26.5, respectively)	1,403.3	1,102.7
Inventories	1,132.6	1,039.3
Prepaid expenses	70.6	39.6
Deferred income taxes	20.6	14.7
Other current assets	69.5	108.3

Total current assets	2,935.7	2,512.9
Property, plant and equipment, net	5,014.8	5,079.3
Investment in unconsolidated affiliates	167.5	158.0
Intangible assets, net	264.8	316.8
Goodwill	3.3	3.3
Deferred income taxes	21.3	28.8
Other noncurrent assets	586.4	638.3

Total assets	$8,993.8	$8,737.4

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable, including overdraft of nil and $7.5, respectively	$919.7	$832.1
Accrued liabilities	689.8	702.0
Deferred income taxes	18.9	15.1
Current portion of long-term debt	54.8	137.1

Total current liabilities	1,683.2	1,686.3
Long-term debt	6,106.4	5,737.5
Long-term debt—affiliates	39.5	35.5
Deferred income taxes	242.1	234.8
Other noncurrent liabilities	653.2	584.7

Total liabilities	8,724.4	8,278.8

HGI's interest in preferred equity of consolidated subsidiary (liquidation preference of $513.3 million)	195.7	194.4
Minority interest in common equity of subsidiary	29.2	30.5

Total minority interests	224.9	224.9
Commitments and contingencies (Note 15)
Stockholder's equity:
Common Stock	1,287.3	1,287.3
Warrants issued	130.0	130.0
Warrants reacquired, held in treasury at cost	(1.3)	(1.3)
Accumulated deficit	(1,470.0)	(1,243.5)
Accumulated other comprehensive income	98.5	61.2

Total stockholders's equity	44.5	233.7

Total liabilities and stockholder's equity	$8,993.8	$8,737.4

See accompanying notes to unaudited consolidated financial statements

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(Dollars in Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Trade sales	$2,932.9	$2,298.2	$8,323.6	$4,632.5
Related party sales	13.8	4.0	34.1	78.6

Total revenues	2,946.7	2,302.2	8,357.7	4,711.1
Cost of goods sold	2,573.0	2,055.6	7,358.0	4,258.7

Gross profit	373.7	246.6	999.7	452.4
Expenses:
Selling, general and administrative	160.4	168.9	512.1	313.0
Research and development	19.2	23.6	62.2	42.9
Other operating (income) expense	(12.2)	(2.5)	6.6	(22.6)
Restructuring and plant closing costs	43.2	4.8	202.4	27.2

Total expenses	210.6	194.8	783.3	360.5

Operating income	163.1	51.8	216.4	91.9
Interest expense, net	(154.6)	(138.6)	(459.5)	(260.7)
Loss on accounts receivable securitization program	(3.7)	(3.4)	(10.2)	(11.9)
Equity in (losses) income of investment in unconsolidated affiliates	(0.1)	0.5	3.0	(38.2)
Other income (expense)	3.1	0.8	(0.8)	0.4

Income (loss) before income tax benefit and minority interests	7.8	(88.9)	(251.1)	(218.5)
Income tax benefit (expense)	36.1	(2.3)	25.7	3.8
Minority interest in subsidiaries' (income) loss	(0.2)	0.5	(1.1)	0.5

Net income (loss)	43.7	(90.7)	(226.5)	(214.2)
Other comprehensive income (loss)	8.9	70.8	(12.0)	101.6

Comprehensive income (loss)	$52.6	$(19.9)	$(238.5)	$(112.6)

See accompanying notes to unaudited consolidated financial statements

See "Note 1—General" concerning the consolidation of HIH and AdMat and the resulting effect on the comparability of amounts.

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (UNAUDITED)

(Dollars and Shares in Millions)

	Common stock		Warrants
					Accumulated deficit	Accumulated other comprehensive income
	Shares	Amount	Issued	Reacquired			Total
Balance, January 1, 2004	1.8	$1,287.3	$130.0	$(1.3)	$(1,243.5)	$61.2	$233.7
Net loss	—	—	—	—	(226.5)	—	(226.5)
Purchase accounting adjustment	—	—	—	—	—	49.3	49.3
Other comprehensive loss	—	—	—	—	—	(12.0)	(12.0)

Balance, September 30, 2004	1.8	$1,287.3	$130.0	$(1.3)	$(1,470.0)	$98.5	$44.5

See accompanying notes to unaudited consolidated financial statements

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Nine Months Ended September 30,
	2004	2003
Cash Flows From Operating Activities:
Net loss	$(226.5)	$(214.2)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (gain) losses of investment in unconsolidated affiliates	(3.0)	38.2
Depreciation and amortization	410.3	230.5
Provision for losses on accounts receivable	2.1	3.8
Non-cash restructuring and plant closing costs	109.0	12.3
Loss on early extinguishment of debt	1.9	—
Loss on disposal of plant and equipment	1.3	3.0
Non-cash interest expense	118.0	44.5
Deferred income taxes	(55.8)	(17.4)
Unrealized gain on foreign currency transactions	(26.1)	(17.4)
Minority interests in subsidiaries	1.1	(0.5)
Changes in operating assets and liabilities:
Receivables	(231.8)	14.7
Change in receivables sold, net	(64.9)	(10.2)
Inventories	(97.7)	51.8
Prepaid expenses	12.2	(34.9)
Other current assets	16.9	(9.4)
Other noncurrent assets	(39.8)	(28.3)
Accounts payable	104.3	(101.6)
Accrued liabilities	(2.2)	(2.9)
Other noncurrent liabilities	26.6	1.4

Net cash provided by (used in) operating activities	55.9	(36.6)

Investing Activities:
Capital expenditures	(145.0)	(129.9)
Investment in unconsolidated affiliates	(11.8)	(292.1)
Acquisition of minority interest	(7.3)	—
Proceeds from sale of assets	3.3	0.1
Acquisitions of business, net of cash acquired	—	(397.6)
Purchase of Vantico senior notes	—	(22.7)
Net cash received from unconsolidated affiliates	10.1	2.4
Advances to unconsolidated affiliates	(2.4)	(3.2)

Net cash used in investing activities	(153.1)	(843.0)

Financing Activities:
Net borrowings under revolving loan facilities	70.8	59.3
Proceeds from long-term debt	1,827.5	1,034.3
Repayment of long-term debt	(1,729.3)	(251.9)
Principal payments on notes payable	(10.5)	(104.3)
Cash received for warrants	—	104.2
Cost of raising equity capital	—	(10.1)
Cash contributions to subsidiary, later exchanged for preferred tracking stock in parent of subsidiary	—	164.4
Distribution to parent, member or owner	—	(2.2)
Repayment of overdraft	(7.5)	—
Capital contribution by minority shareholder	2.7	1.8
Debt issuance costs	(25.5)	(47.8)

Net cash provided by financing activities	128.2	947.7

Effect of exchange rate changes on cash	(0.2)	5.3

Increase in cash and cash equivalents	30.8	73.4
Cash and cash equivalents at beginning of period	208.3	31.4
Cash and cash equivalents of HIH at May 1, 2003 (date of consolidation)	—	62.2

Cash and cash equivalents at end of period	$239.1	$167.0

Supplemental cash flow information:
Cash paid for interest	$372.1	$218.3
Cash paid for income taxes	$22.5	$7.7

See accompanying notes to unaudited consolidated financial statements

See "Note 1—General" concerning the consolidation of HIH and AdMat and the resulting effect on the comparability of amounts.

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     General

Description of Business

        HMP Equity Holdings Corporation (collectively with its subsidiaries, unless the context otherwise requires, the "Company") is a global manufacturer and marketer of differentiated and commodity chemicals. The Company produces a wide range of products for a variety of global industries, including the chemical, plastics, automotive, aviation, footwear, paints and coatings, construction, technology, agriculture, healthcare, consumer products, textile, furniture, appliance and packaging industries. The Company operates at facilities located in North America, Europe, Asia, Australia, South America and Africa. The Company's business is organized into six reportable operating segments: Polyurethanes, Advanced Materials, Performance Products, Polymers, Pigments and Base Chemicals.

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

        On June 30, 2003, MatlinPatterson, SISU, HGI, Huntsman Holdings and MGPE completed a restructuring and business combination involving Vantico, whereby ownership of the equity of Vantico was transferred to AdMat in exchange for substantially all of the issued and outstanding Vantico senior notes ("Vantico Senior Notes") and approximately $165 million of additional equity (the "AdMat Transaction"). In connection with the AdMat Transaction, AdMat issued $250 million aggregate principal amount of its 11% senior secured notes due 2010 (the "AdMat Fixed Rate Notes") and $100 million aggregate principal amount of its senior secured floating rate notes due 2008 at a discount of 2%, or for $98 million (the "AdMat Floating Rate Notes" and, collectively with the AdMat Fixed Rate Notes, the "AdMat Senior Secured Notes"). Proceeds from the issuance of the AdMat Senior Secured Notes, along with a portion of the additional equity, were used to purchase 100% of the Vantico senior secured credit facilities (the "Vantico Credit Facilities"). Also in connection with the AdMat Transaction, AdMat entered into a $60 million senior secured revolving credit facility (the "AdMat Revolving Credit Facility"). The AdMat Transaction was completed as follows:

  •
  MatlinPatterson and SISU, as holders of the majority of the Vantico Senior Notes, exchanged their Vantico Senior Notes for equity in AdMat Holdings;

  •
  MatlinPatterson and SISU contributed cash of approximately $165 million, prior to June 30, 2003 for equity of AdMat Holdings;

  •
  MGPE exchanged its interest as lender under an existing bridge loan to Vantico for equity in AdMat Holdings;

  •
  AdMat Holdings contributed cash, its interest in the bridge loan and the Vantico Senior Notes, valued at $67.8 million, to AdMat in exchange for equity of AdMat;

  •
  AdMat acquired substantially all of the remaining Vantico Senior Notes for cash of $22.7 million;

  •
  As part of the acquisition of Vantico, AdMat was required to purchase 100% of the outstanding Vantico Credit Facilities and other credit facilities, including a revolving facility and a restructuring facility;

  •
  AdMat exchanged substantially all the Vantico Senior Notes and its interest under the bridge loan, valued at $67.8 million, for equity in Vantico, acquiring all of the outstanding equity interests in Vantico;

  •
  MatlinPatterson formed AdMat Investment and contributed all of its equity in AdMat Holdings to AdMat Investment in return for preferred equity with a liquidation preference of $513.3 million and all of the common equity of AdMat Investment;

  •
  MatlinPatterson transferred its preferred and common equity in AdMat Investment to Huntsman Holdings, and Huntsman Holdings then contributed the preferred and common equity in AdMat Investment to HGI; and

  •
  HGI owns the preferred equity of AdMat Investment and contributed the common equity of AdMat Investment to us.

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

  •
  For financial reporting purposes, the equity contribution from Huntsman Holdings of the AdMat Investment equity of approximately $195.7 million has been allocated to the preferred equity held by HGI as of June 30, 2003.

  •
  For financial reporting purposes the 11.9% of AdMat Holdings not owned by the Company is shown in the accompanying consolidated balance sheet as "Minority Interest in Common Equity of Subsidiary" of $29.2 million.

  •
  The ownership of AdMat Investment preferred equity by HGI is reflected as HGI's interest in preferred equity of a subsidiary on the accompanying consolidated balance sheet.

  •
  The results of operations of AdMat Investment for the six months ended December 31, 2003 and the nine months ended September 30, 2004 are included in the consolidated statement of operations.

        The Company has completed its allocation of the purchase price to the assets and liabilities of AdMat, which is summarized as follows (dollars in millions):

Current assets (including cash of $34.7)	$415.8
Current liabilities	(242.4)
Property, plant and equipment, net	397.9
Intangible assets, net	37.0
Deferred tax	(8.6)
Other noncurrent assets	44.2
Other noncurrent liabilities	(122.1)
Minority interest	(29.2)
HGI's interest in preferred stock	(195.7)

Net assets acquired	$296.9

The acquired intangible assets represent trademarks and patents which have a weighted-average useful life of approximately 15-30 years. The following table reflects the Company's results of operations on a pro forma basis as if the business combination of HIH and AdMat had been completed at the beginning of the periods presented utilizing HIH and Vantico's historical results (dollars in millions):

Nine Months Ended September 30, 2003
Revenue	$6,885.2
Loss before income tax benefit and minority interest	(300.6)
Net loss	(329.5)

        The pro forma information is not necessarily indicative of the operating results that would have occurred had the AdMat Transaction been consummated on January 1, 2003, nor are they necessarily indicative of future operating results.

        On March 19, 2004, the Company acquired an additional 2.1% equity interest in AdMat Holdings from MGPE for $7.3 million.

Proposed Initial Public Offering of Parent Company

        On September 13, 2004, the Company's ultimate parent announced a proposed initial public offering of common stock. A registration statement relating to the proposed offering is expected to be filed during the fourth quarter of 2004.

Interim Financial Statements

        The unaudited consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and, in management's opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the periods shown, have been made. Results for interim periods are not necessarily indicative of those to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Company's Registration Statement on Form S-4 (File No. 333-116100).

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

2.     Recently Issued Financial Accounting Standards

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. In December 2003, the FASB issued a complete replacement of FIN 46 (FIN 46R), to clarify certain complexities. The Company is required to adopt this standard on January 1, 2005 and is currently evaluating its impact. While the Company's evaluation of this interpretation is ongoing, it is possible that its implementation may require the de-consolidation of the results of operations of AdMat Investment and its wholly-owned subsidiaries, including AdMat, and accounting for the results of this investment on the equity method. The adoption of the standard may also require the consolidation of HI's Rubicon Inc. joint venture; however, the consolidation of the joint venture would not be significant to the financial statements.

3.     Inventories

        Inventories consist of the following (dollars in millions):

	September 30, 2004	December 31, 2003
Raw materials and supplies	$296.7	$283.6
Work in progress	192.4	32.7
Finished goods	721.9	749.5

Total	1,211.0	1,065.8
LIFO reserves	(77.9)	(15.5)
Lower of cost or market reserves	(0.5)	(11.0)

Net	$1,132.6	$1,039.3

        In the normal course of operations, the Company at times exchanges raw materials and finished goods with other companies for the purpose of reducing transportation costs. The net open exchange positions are valued at the Company's cost. Net amounts deducted from or added to inventory under open exchange agreements, which represent the net amounts payable or receivable by the Company under open exchange agreements, were approximately $5.4 million receivable and $8.2 million payable (32.8 million and 26.9 million pounds, respectively) at September 30, 2004 and December 31, 2003, respectively.

4.     Property, Plant and Equipment

        The cost and accumulated depreciation of property, plant and equipment consist of the following (dollars in millions):

	September 30, 2004	December 31, 2003
Land	$123.4	$118.6
Buildings	488.2	517.8
Plant and equipment	6,250.4	6,387.3
Construction in progress	233.1	253.8

Total	7,095.1	7,277.5
Less accumulated depreciation	(2,080.3)	(2,198.2)

Net	$5,014.8	$5,079.3

5.     Investments in Unconsolidated Affiliates

        The Company's ownership percentage and investments in unconsolidated affiliates, primarily manufacturing joint ventures, consist of the following (dollars in millions):

Equity Method:	September 30, 2004	December 31, 2003
Polystyrene Australia Pty Ltd.	$4.5	$3.6
Sasol-Huntsman GmbH and Co. KG (50%)	14.5	13.2
Louisiana Pigment Company, L.P. (50%)	121.3	130.4
Rubicon, LLC (50%)	5.6	1.0
BASF Huntsman Shanghai Isocyanate Investment BV (50%)(1)	17.9	6.1
Others	1.2	1.2

Total equity method	165.0	155.5

Cost Method:
Gulf Advanced Chemicals Industry Corporation (4%)	2.5	2.5

Total investments	$167.5	$158.0

(1)
The Company owns 50% of BASF Huntsman Shanghai Isocyanate Investment BV. BASF Huntsman Shanghai Isocyanate Investment BV owns a 70% interest in a manufacturing joint venture, thus giving the Company an indirect 35% interest in the manufacturing joint venture.

6.     Intangible Assets

        The gross carrying amount and accumulated amortization of intangible assets consist of the following (dollars in millions):

	September 30, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents, trademarks, and technology	$414.8	$171.5	$243.3	$427.0	$144.5	$282.5
Licenses and other agreements	18.3	10.7	7.6	18.3	9.5	8.8
Non-compete agreements	49.6	42.5	7.1	49.6	38.5	11.1
Other intangibles	7.5	0.7	6.8	16.8	2.4	14.4

Total	$490.2	$225.4	$264.8	$511.7	$194.9	$316.8

        Amortization expense for intangible assets for the three month and nine month periods ended September 30, 2004 and 2003 was $8.1 million and $25.8 million, respectively, and $10.0 million and $32.4 million, respectively. Estimated future amortization expense for intangible assets over the next five years is as follows (dollars in millions):

Year Ended December 31	Estimated Expense
2004	$31
2005	31
2006	28
2007	26
2008	26

7.     Other Noncurrent Assets

        Other noncurrent assets consist of the following (dollars in millions):

	September 30, 2004	December 31, 2003
Prepaid pension assets	$178.9	$254.4
Debt issuance costs	107.8	105.9
Capitalized turnaround expense	105.2	83.9
Receivables from affiliates	28.9	25.2
Spare parts inventory	96.1	100.5
Other noncurrent assets	69.5	68.4

Total	$586.4	$638.3

8.     Accrued Liabilities

        Accrued liabilities consist of the following (dollars in millions):

	September 30, 2004	December 31, 2003
Payroll, severance and related costs	$129.1	$150.1
Interest	87.0	121.4
Volume and rebates accruals	89.9	89.5
Income taxes	36.2	53.0
Taxes (property and VAT)	73.5	63.3
Pension liabilities	22.8	21.3
Restructuring and plant closing costs	117.3	74.1
Environmental accruals	7.1	8.6
Interest and commodity hedging accruals	2.0	11.3
Other miscellaneous accruals	124.9	109.4

Total	$689.8	$702.0

9.     Other Noncurrent Liabilities

        Other noncurrent liabilities consist of the following (dollars in millions):

	September 30, 2004	December 31, 2003
Pension liabilities	$406.8	$332.9
Loss contingency	16.9	12.1
Other postretirement benefits	81.5	86.3
Environmental accruals	27.5	26.3
Other postretirement benefit of unconsolidated affiliate	43.8	42.6
Restructuring on plant closing costs	—	2.7
Fair value of interest derivative	18.3	9.5
Other noncurrent liabilities	58.4	72.3

Total	$653.2	$584.7

10.   Restructuring and Plant Closing Costs

        As of September 30, 2004 and December 31, 2003, the Company had reserves for restructuring and plant closing costs of $117.3 million and $76.8 million, respectively. During the nine months ended September 30, 2004, the Company, on a consolidated basis, recorded additional reserves of $93.4 million, including reserves for workforce reductions, demolition and decommissioning and other restructuring costs. During the 2004 period, the Company made cash payments against these reserves of $55.5 million.

        As of September 30, 2004, accrued restructuring and plant closing costs by type of cost consist of the following (dollars in millions):

	Workforce reductions	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total
Accrued liabilities as of December 31, 2003	$66.4	$4.1	$0.2	$6.1	$76.8
Adjustment to the opening balance sheet of AdMat	0.6	—	—	2.0	2.6
Charges(1)	88.0	1.9	—	3.5	93.4
Payments(2)	(47.6)	(0.2)	(0.2)	(7.5)	(55.5)

Accrued liabilities as of September 30, 2004	$107.4	$5.8	$—	$4.1	$117.3

        Details with respect to the Company's reserves for restructuring and plant closing costs are provided below by segments (dollars in millions):

	Polyurethanes	AdMat	Performance Products	Pigments	Base Chemicals	Polymers	Total
Accrued liabilities as of December 31, 2003	$15.8	$51.5	$2.4	$4.3	$—	$2.8	$76.8
Adjustments to the opening balance sheet of AdMat	—	2.6	—	—	—	—	2.6
Charges(1)	24.8	—	24.8	30.6	9.1	4.1	93.4
Payments(2)	(12.3)	(23.0)	(4.1)	(12.2)	—	(3.9)	(55.5)

Accrued liabilities as of September 30, 2004	$28.3	$31.1	$23.1	$22.7	$9.1	$3.0	$117.3

(1)
Does not include non-cash charges of $109.0 million for asset impairments and write downs.

(2)
Includes impact of foreign currency translation.

        As of December 31, 2003, the Polyurethanes segment reserve consisted of $15.8 million related to the restructuring activities at the Rozenburg, Netherlands site (as announced in 2003), the workforce reductions throughout the Polyurethanes segment (as announced in 2003), and the closure of the Shepton Mallet, U.K. site (as announced in 2002). During the nine months ended September 30, 2004, the Polyurethanes segment recorded additional restructuring charges of $24.8 million and made cash payments of $12.3 million. In the first quarter of 2004, the Polyurethanes segment recorded restructuring expenses of $4.8 million, all of which are payable in cash. In the second quarter of 2004, the Polyurethanes segment announced restructuring charges of $18.1 million, all of which are payable in cash. During the third quarter of 2004, the Polyurethanes segment recorded additional restructuring expenses of $9.9 million, $1.9 million of which are payable in cash and the remainder is an impairment of its West Deptford, New Jersey site. These restructuring activities are expected to result in additional restructuring charges of approximately $9 million through 2005 and result in workforce reductions of approximately 160 positions, of which 52 positions have been reduced during the nine months ended September 30, 2004. As of September 30, 2004, the Polyurethanes segment restructuring reserve totaled $28.3 million.

        In connection with the AdMat Transaction, the Company is implementing a substantial cost reduction program. The program includes reductions in costs in the Advanced Materials segment's global supply chain, reductions in general and administrative costs across the business and the centralization of operations where efficiencies may be achieved. The cost reduction program is expected to continue through June 2005 and is estimated to involve $63.5 million in total restructuring costs, all of which were recorded in the opening balance sheet. The program will result in approximately $53.9 million in costs for workforce reduction and approximately $9.6 million in costs to close plants and discontinue certain service contracts worldwide. The Advanced Materials segment reduced workforce by 188 positions and 151 positions during the six months ended December 31, 2003 and the nine months ended September 30, 2004, respectively.

        As of December 31, 2003, the Performance Products segment reserve consisted of $2.4 million relating to the closure of a number of plants at the Whitehaven, U.K. facility, the closure of an administrative office in London, U.K., the rationalization of a surfactants technical center in Oldbury, U.K., and the restructuring of a facility in Barcelona, Spain. During the nine months ended September 30, 2004, the Performance Products segment accrued restructuring charges of $41.2 million consisting of cash charges of $24.8 million and $16.4 million of asset write offs. During the second quarter 2004, the Performance Products segment recorded charges of $20.9 million, of which $5.1 million were payable in cash. These charges primarily related to the announced the closure of the Company's Guelph, Ontario, Canada Performance Products manufacturing facility, involving a restructuring charge of $20.2 million consisting of a $15.8 million asset write down and $4.4 million of charges payable in cash. Production will be moved to the Company's other larger, more efficient facilities. Workforce reductions of approximately 66 positions are anticipated. During the third quarter of 2004, the Company adopted a plan to reduce the workforce across all locations in its European surfactants business by approximately 250 positions. A restructuring charge of $17.5 million was recorded consisting entirely of severance charges to be paid in cash. During the third quarter of 2004, the Company also announced the closure of its maleic anhydride plant in Queeny, Missouri and recorded a restructuring charge of $1.5 million which consisted of a $0.6 million asset write off and a charge payable in cash of $0.9 million. During the third quarter of 2004, the Company also announced the closure of its technical facility in Austin, Texas and recorded a restructuring charge of $1.3 million which is payable in cash. During the nine months ended September 30, 2004, the Company made cash payments of $4.1 million related to restructuring activities. These restructuring activities are not expected to result in additional charges. The Performance Products segment reserve totaled $23.1 million as of September 30, 2004.

        On October 27, 2004, the Company adopted a plan to rationalize the Whitehaven, U.K. surfactants operations of its Performance Products segment. The plan includes the closure of substantially all of the Company's Whitehaven, U.K. surfactants manufacturing facility and the reduction of approximately 70 positions at the facility. The rationalization is part of a reorganization of the Company's European surfactants business which is expected to reduce an additional 250 positions over a period of 15 months at facilities throughout Europe. In connection with the rationalization of the Whitehaven facility, the Company expects to recognize a restructuring charge of approximately $51 million in the fourth quarter of 2004, of which approximately $20 million is expected to be payable in cash.

        As of December 31, 2003, the Polymers segment reserve consisted of $2.8 million related to its demolition and decommissioning of the Odessa, Texas styrene manufacturing facility and non-cancelable lease costs. During the nine months ended September 30, 2004, the Polymers segment recorded restructuring expenses related to the closure of an Australian manufacturing unit of $7.6 million and made cash payments of $3.9 million related to these restructuring activities. Of the $7.6 million of restructuring expenses, $5.2 million were recorded in the second quarter and $2.4 million were recorded in the third quarter, and $4.1 million are payable in cash. These restructuring activities are expected to result in additional charges of less than $1.0 million through 2005 and in workforce reductions of approximately 23 positions. The Polymers segment reserve totaled $3.0 million as of September 30, 2004.

        As of September 30, 2004 and December 31, 2003, the Pigments segment reserve consisted of $22.7 million and $4.3 million, respectively. During the nine months ended September 30, 2004, the Pigments segment recorded additional restructuring charges of $111.7 million and made cash payments of $12.2 million. In the first quarter 2004, the Pigments segment recorded restructuring expenses of $3.9 million, all of which are payable in cash. In the second quarter 2004, the Pigments segment recorded restructuring expenses of $104.2 million, of which $81.1 million is not payable in cash. In April 2004, the Company announced that, following a review of the Pigments business, it will idle approximately 55,000 tonnes, or about 10%, of its total titanium dioxide ("TiO2") production capacity in the fourth quarter of 2004. As a result of this decision, the Company has recorded a restructuring charge of $17.0 million to be paid in cash, a $77.2 million asset impairment charge and a $3.9 million charge for the write off of spare parts inventory and other assets. Concerning the impairment charge, the Company determined that the value of the related long-lived assets was impaired and recorded the non-cash charge to earnings for the impairment of these assets. The fair value of these assets for purposes of measuring the impairment was determined using the present value of expected cash flows. Additional second quarter 2004 restructuring activities resulted in a charge of $6.1 million, all of which is payable in cash. In the third quarter of 2004, the Pigments segment recorded restructuring expenses of $3.6 million, all of which are payable in cash, related to workforce reductions at several of its locations worldwide. These restructuring activities are expected to result in additional restructuring charges of approximately $9 million through 2005 and result in workforce reductions of approximately 475 positions, of which 180 positions have been reduced during the nine months ended September 30, 2004.

        As of September 30, 2004 and December 31, 2003, the Base Chemicals segment reserve consisted of $9.1 million and nil, respectively, related to workforce reductions arising from the announced change in work shift schedules and in the engineering and support functions at the Wilton and North Tees, U.K. facilities. During the nine months ended September 30, 2004, the Base Chemicals segment recorded restructuring charges of $9.1 million, all of which is payable in cash; $2.2 million of these charges were recorded in the second quarter and $6.9 million were recorded in the third quarter of 2004. These restructuring activities are expected to result in additional charges of approximately $5 million and in workforce reductions of approximately 100 positions.

11.   Debt

        Debt outstanding consists of the following (dollars in millions):

	September 30, 2004	December 31, 2003
Huntsman LLC Debt, excluding HIH and HI:
Senior secured credit facilities:
Term Loan A	$606.3	$606.3
Term Loan B	96.1	459.0
Revolving facility	105.0	12.2
Other debt:
Huntsman LLC senior secured notes	451.0	450.5
Huntsman Polymers senior unsecured notes	—	36.8
HLLC senior unsecured fixed rate notes	300.0	—
HLLC senior unsecured floating rate notes	100.0	—
Huntsman LLC senior subordinated fixed rate notes	44.2	44.2
Huntsman LLC senior subordinated floating rate notes	15.1	15.1
Huntsman Specialty Chemicals Corporation subordinated note	100.8	99.7
Huntsman Corporation Australia Pty Ltd. (HCA) credit facilities	41.9	44.5
Huntsman Chemical Company Australia (HCCA) credit facilities	12.3	48.7
Subordinated note and accrued interest—affiliate	39.5	35.5
Term note payable to a bank	9.2	9.5
Other	28.2	5.6

Total Huntsman LLC Debt, excluding HIH and HI	1,949.6	1,867.6
HI:
Senior secured credit facilities:
Term B loan	1,366.6	620.1
Term C loan	—	620.1
Revolving facility	—	22.0
Other debt:
HI Senior unsecured notes	456.3	457.1
HI Senior subordinated notes	1,159.6	1,169.8
Other long-term debt	38.4	38.0

Total HI debt	3,020.9	2,927.1
HIH:
Senior discount notes	479.2	434.6
Senior subordinated discount notes—affiliate	400.5	358.3

Total HIH debt	879.7	792.9

Total HIH consolidated debt	3,900.6	3,720.0
AdMat debt:
Senior secured notes	348.5	348.2
Other debt	3.0	3.2

Total AdMat debt	351.5	351.4
HMP debt:
HMP Senior Secured Notes(1) (Principal amount $518.2)	389.5	329.4

Total HMP debt	389.5	329.4
Fair value adjustment of HIH debt	10.0	—
Elimination of HIH Senior subordinated discount notes owned by HMP	(400.5)	(358.3)

Total debt	$6,200.7	$5,910.1

Current portion	$54.8	$137.1
Long-term portion—excluding affiliate	6,106.4	5,737.5

Total debt—excluding affiliate	6,161.2	5,874.6
Long-term debt—affiliate	39.5	35.5

Total debt	$6,200.7	$5,910.1

(1)
Excludes value attributable to the warrants issued in conjunction with the HMP Senior Discount Notes (as defined below).

HMP Equity Holdings Corporation Debt (excluding Huntsman LLC, HI, HIH and AdMat)

        On May 9, 2003, the Company issued units consisting of 15% senior secured discount notes due 2008 (the "HMP Senior Discount Notes") with an accreted value of $423.5 million and 875,000 warrants to purchase approximately 12% of the Company's common stock. Of the $423.5 million, $8.5 million was recorded to reflect a discount of 2%, $285.0 million has been recorded as the initial carrying value for the HMP Senior Discount Notes and $130.0 million was recorded as the carrying value of the warrants. The HMP Senior Discount Notes were issued with original issue discount for U.S. federal income tax purposes. The aggregate proceeds from the units were allocated to the HMP Senior Discount Notes and warrants based upon the relative fair value of each security. Interest on the HMP Senior Discount Notes is paid in kind. The effective interest rate based on the initial carrying value is 23.7%. The HMP Senior Discount Notes are secured by a first priority lien on the HIH Senior Subordinated Discount Notes, the 10% direct and 30% indirect equity interests held by the Company in HIH, the Company's common stock outstanding as of May 9, 2003, and the Company's equity interests in Huntsman LLC. The HMP Senior Discount Notes are redeemable beginning November 15, 2004 at stipulated redemption prices declining from 107.5% to 100% of accreted value by May 15, 2007. The HMP Senior Discount Notes contain certain restrictions including limits on the incurrence of debt, restricted payments, liens, transactions with affiliates, and merger and sales of assets. Management believes that the Company was in compliance with the covenants of the HMP Senior Discount Notes as of September 30, 2004.

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

Huntsman LLC Debt (Excluding HIH and HI)

  Senior Secured Credit Facilities (HLLC Credit Facilities)

        As of September 30, 2004, Huntsman LLC's senior secured credit facilities consisted of a $275 million revolving credit facility maturing in 2006 and two term loan facilities maturing in 2007 in the amount of $606.3 million and $96.1 million. On October 14, 2004, Huntsman LLC completed a

$1.065 billion refinancing of its senior credit facilities. The new credit facilities (the "HLLC Credit Facilities") consist of a $350 million revolving credit facility due October 2009 (the "HLLC Revolving Facility") and a $715 million term loan B facility due March 2010 (the "HLLC Term Facility"). Proceeds of the refinancing were used to repay in full the outstanding borrowings under Huntsman LLC's prior senior secured credit facilities.

        The HLLC Revolving Facility is secured by a first priority lien on substantially all the current and intangible assets of Huntsman LLC and its domestic restricted subsidiaries; and is secured by a second priority lien on substantially all the property, plant and equipment of Huntsman LLC and its restricted domestic subsidiaries and its indirect equity interest in HIH. The HLLC Term Facility is secured by a first priority lien on substantially all of the property, plant and equipment of Huntsman LLC and its restricted domestic subsidiaries and its indirect equity interest in HIH; and by a second priority lien on substantially all of the current and intangible assets of Huntsman LLC and its restricted domestic subsidiaries. The HLLC Credit Facilities are also guaranteed by Huntsman Specialty Chemicals Holdings Corporation ("HSCHC") and Huntsman Specialty Chemicals Corporation ("Huntsman Specialty") and by Huntsman LLC's domestic restricted subsidiaries (collectively, the "HLLC Guarantors"). Neither HIH nor HI are restricted subsidiaries of Huntsman LLC or HLLC Guarantors. As of September 30, 2004 and December 31, 2003, prior to the October 14, 2004 refinancing, the weighted average interest rates on Huntsman LLC's senior credit facilities were 6.4% and 7.3%, respectively, excluding the impact of interest rate hedges.

        The HLLC Revolving Facility is subject to a borrowing base of accounts receivable and inventory and is available for general corporate purposes. Borrowings under the HLLC Revolving Facility bear interest, at Huntsman LLC's option, at a rate equal to (i) a LIBOR-based eurocurrency rate plus an applicable margin of 2.25% or (ii) a prime-based rate plus an applicable margin of 1.25%. As of September 30, 2004, prior to the October 14, 2004 refinancing, the interest rate on Huntsman LLC's $275 million revolving facility was LIBOR plus 3.50%.

        Borrowings under the HLLC Term Facility bear interest, at Huntsman LLC's option, at a rate equal to (i) a LIBOR-based eurocurrency rate plus an applicable margin of 3.50% or (ii) a prime-based rate plus an applicable margin of 2.50%. The HLLC Term Facility provides for a 0.50% reduction in interest rate margin upon the application of proceeds of a qualified public offering to permanently reduce at least $200 million of indebtedness at Huntsman LLC, of which at least $150 million must be senior secured indebtedness. As of September 30, 2004, prior to the October 14, 2004 refinancing, the interest rates on Huntsman LLC's $606.3 million term loan A and $96.1 million term loan B facilities were LIBOR plus 4.0% and LIBOR plus 9.75%, respectively.

        The HLLC Term Facility contains financial covenants including a minimum interest coverage ratio and a maximum debt to EBITDA ratio, as defined, and limits on capital expenditures. The HLLC Revolving Facility contains financial covenants, including a minimum fixed charge coverage ratio, as defined, and limits on capital expenditures. In addition to financial covenants, the HLLC Credit Facilities contain other customary covenants relating to the incurrence of debt, purchase and sale of assets, limitations on investments, affiliate transactions, change in control provisions, events of default and acceleration provisions. Management believes that Huntsman LLC was in compliance with the covenants of its senior secured credit facilities as of September 30, 2004.

  Senior Secured Notes (HLLC Senior Secured Notes)

        On September 30, 2003, Huntsman LLC sold $380 million aggregate principal amount of 11.625% senior secured notes due October 15, 2010 at an issue price of 98.8% (the "September 2003 Offering"). On December 3, 2003, Huntsman LLC sold an additional $75.4 million aggregate principal amount of its senior secured notes (collectively with the notes sold in the September 2003 Offering, the "HLLC Senior Secured Notes") at an issue price of 99.5%. Interest on the HLLC Senior Secured Notes is payable semi-annually on April 15 and October 15. The HLLC Senior Secured Notes are effectively subordinated to all Huntsman LLC's obligations under the HLLC Revolving Facility and rank pari passu with the HLLC Term Facility. The HLLC Senior Secured Notes are guaranteed by the HLLC Guarantors.

        The HLLC Senior Secured Notes are redeemable after October 15, 2007 at 105.813% of the principal amount thereof, declining ratably to par on and after October 15, 2009. At any time prior to October 15, 2006, Huntsman LLC may redeem up to 35% of the aggregate principal amount of the HLLC Senior Secured Notes at a redemption price of 111.625% with net cash proceeds of a qualified equity offering.

        The indenture governing the HLLC Senior Secured Notes contains covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also requires Huntsman LLC to offer to repurchase the HLLC Secured Notes upon a change of control. Management believes that Huntsman LLC was in compliance with the covenants of the HLLC Secured Notes as of September 30, 2004.

  Senior Unsecured Notes (HLLC Senior Notes)

        On June 22, 2004, Huntsman LLC sold $300 million of senior unsecured fixed rate notes that bear interest at 11.5% and mature on July 15, 2012 (the "HLLC Unsecured Fixed Rate Notes") and $100 million of senior unsecured floating rate notes that bear interest at a rate equal to LIBOR plus 7.25% and mature on July 15, 2011 (the "HLLC Unsecured Floating Rate Notes," and together with the HLLC Unsecured Fixed Rate Notes, the "HLLC Senior Notes"). The interest rate on the HLLC Unsecured Floating Rate Notes as of September 30, 2004 was 8.80%. The proceeds from the offering were used to repay $362.9 million on Huntsman LLC's prior term loan B and $25 million to repay indebtedness at HCCA. See "Other Debt" below. The HLLC Senior Notes are unsecured obligations of Huntsman LLC and are guaranteed by the HLLC Guarantors.

        The HLLC Unsecured Fixed Rate Notes are redeemable after July 15, 2008 at 105.75% of the principal amount thereof, declining ratably to par on and after July 15, 2010. The HLLC Unsecured Floating Rate Notes are redeemable after July 15, 2006 at 104.0% of the principal amount thereof, declining ratably to par on and after July 15, 2008. At any time prior to July 15, 2007, Huntsman LLC may redeem up to 40% of the aggregate principal amount of the HLLC Unsecured Fixed Rate Notes at a redemption price of 111.5% with proceeds of a qualified equity offering. At any time prior to July 15, 2006, Huntsman LLC may redeem up to 40% of the aggregate principal amount of the HLLC Unsecured Floating Rate Notes with the proceeds of a qualified equity offering at a redemption price equal to the par value plus LIBOR plus 7.25%.

        The indenture governing the HLLC Senior Notes contains covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also requires Huntsman LLC to offer to repurchase the HLLC Senior Notes upon a change of control. Management believes that Huntsman LLC was in compliance with the covenants of the HLLC Senior Notes as of September 30, 2004.

  Senior Subordinated Fixed And Floating Rate Notes (HLLC Notes) And Huntsman Polymers Senior Unsecured Notes (Huntsman Polymers Notes)

        Huntsman LLC's 9.5% fixed and variable subordinated notes due 2007 (the "HLLC Notes") with an outstanding principal balance of $59.3 million as of September 30, 2004 are unsecured subordinated obligations of Huntsman LLC and are junior in right of payment to all existing and future secured or unsecured senior indebtedness of Huntsman LLC and effectively junior to any secured indebtedness of Huntsman LLC to the extent of the collateral securing such indebtedness. Interest is payable on the HLLC Notes semiannually on January 1 and July 1 at an annual rate of 9.5% on the fixed rate notes and LIBOR plus 3.25% on the floating rate notes. The HLLC Notes are redeemable at the option of Huntsman LLC after July 2002 at a price declining from 104.75% to 100% of par value as of July 1, 2005. The weighted average interest rate on the floating rate notes was 5.2% and 4.4% as of September 30, 2004 and December 31, 2003, respectively. As a result of previously executed amendments to the indentures, virtually all the restrictive covenants contained in the indentures have been eliminated.

        On January 28, 2004, Huntsman LLC used $37.5 million of the net cash proceeds from the December 2003 Offering to redeem, in full, Huntsman Polymers' senior unsecured notes (the "Huntsman Polymers Notes") with a principal amount of $36.8 million plus accrued interest. The Huntsman Polymers Notes were unsecured senior obligations of Huntsman Polymers; they had an original maturity of December 2004, and a fixed interest rate of 11.75%.

  Other Debt

        Huntsman Specialty's subordinated note, in the aggregate principal amount of $75.0 million, accrued interest until April 15, 2002 at 7% per annum. Pursuant to the note agreement, effective April 15, 2002, all accrued interest was added to the principal of the note for a total principal amount of $106.6 million. Such principal balance will be payable in a single installment on April 15, 2008. Interest has been payable quarterly in cash, commencing July 15, 2002. For financial reporting purposes, the note was initially recorded at its estimated fair value of $58.2 million, based on prevailing market rates as of the effective date. As of September 30, 2004 and December 31, 2003, the unamortized discount on the note was $5.8 million and $6.9 million, respectively.

        Huntsman Corporation Australia Pty Ltd. ("HCA"), Huntsman LLC's indirect Australian subsidiary that holds its Australian surfactants assets, maintains credit facilities (the "HCA Facilities"). As of September 30, 2004, borrowings under the HCA Facilities totaled A$58.6 million ($41.9 million), which include A$44.0 million ($31.4 million) on the term loan facility and A$14.6 million ($10.5 million) on the revolving credit line. On August 31, 2004, HCA refinanced the previously existing debt facilities with an A$30.0 million ($21.4 million) revolving credit line supported by a borrowing base of eligible accounts receivable and inventory and an A$44.0 million ($31.4 million) term facility.

        Huntsman Chemical Company Australia Pty Ltd. ("HCCA") and certain Australian affiliates hold Huntsman LLC's Australian styrenics assets. On August 31, 2004, HCCA refinanced the previously existing debt facilities of HCCA with an A$30.0 million ($21.4 million) revolving credit line supported by a borrowing base of eligible accounts receivable (the "HCCA Facility"). As of September 30, 2004 borrowings under the HCCA Facility totaled A$17.2 million ($12.3 million).

        The HCA Facilities and the HCCA Facility are secured by a lien on substantially all their respective assets, bear interest at a rate of 2.9% above the Australian base rate, mature in August 2007 and are non-recourse to Huntsman LLC. As of September 30, 2004, the interest rate on the HCA Facilities and the HCCA Facility was 8.38%. On June 24, 2004, Huntsman LLC used $25 million of proceeds from the offering of the HLLC Senior Unsecured Notes to repay a portion of the previously existing debt facilities of HCCA. Management believes that HCA and HCCA were in compliance with the covenants of the HCA Facilities and the HCCA Facility as of September 30, 2004.

        On July 2, 2001, Huntsman LLC entered into a 15% note payable with an affiliated entity in the amount of $25.0 million. The note is due and payable on the earlier of: (1) the tenth anniversary of the issuance date, or (2) the date of the repayment in full in cash of all indebtedness of Huntsman LLC under its senior secured credit facilities. Interest is not paid in cash, but is accrued at a designated rate of 15% per annum, compounded annually. As of September 30, 2004 and December 31, 2003, accrued interest added to the principal balance was $14.5 million and $10.5 million, respectively.

        As of September 30, 2004, Huntsman LLC has $24.3 million outstanding on short term notes payable for financing a portion of its insurance premiums. Such notes have monthly scheduled amortization payments through April 1, 2005, bear interest at rates ranging from 3.65% to 4.0%, and are secured by unearned insurance premiums.

HI Debt

  Senior Secured Credit Facilities (HI Credit Facilities)

        As of September 30, 2004, HI had senior secured credit facilities (the "HI Credit Facilities") which consisted of a revolving loan facility of up to $375 million maturing in September 2008 (the "HI Revolving Facility"), which includes a $50 million multicurrency revolving loan facility available in euros, GBP Sterling and U.S. dollars, and a term loan B facility consisting of a $1,305 million term portion and a €50 million (approximately $61.6 million) term portion (the "HI Term Facility"). On July 13, 2004, HI amended and restated the HI Credit Facilities. Prior to the amendment and restatement, the HI Credit Facilities consisted of a $400 million revolving facility that was scheduled to mature on June 30, 2005, a $620.1 million term loan B facility that was scheduled to mature on June 30, 2007, and a $620.1 million term loan C facility that was scheduled to mature on June 30, 2008. At the closing of the amendment and restatement of the HI Credit Facilities on July 13, 2004, HI raised approximately $126.6 million of net proceeds from the issuance of additional term loan borrowings, of which $82.4 million was applied to repay all outstanding borrowings on the HI Revolving Facility and the balance, net of fees, increased cash and cash equivalents. The increase in cash and availability under the HI Revolving Facility is available for general corporate purposes and to provide a portion of funds for the construction of a polyethylene production facility at HI's Wilton, U.K. facility. Scheduled amortization of the HI Term Facility is 1% (approximately $13.7 million) per annum, commencing June 30, 2005, with the remaining unpaid balance due at maturity. The maturity of the HI Term Facility is December 31, 2010; provided that the maturity will be accelerated to December 31, 2008 if HI has not refinanced all of the outstanding HI Senior Notes and the HI Subordinated Notes (as defined below) on or before December 31, 2008 on terms satisfactory to the administrative agent under the HI Credit Facilities.

        Interest rates for the amended and restated HI Credit Facilities are based upon, at HI's option, either a eurocurrency rate (LIBOR) or a base rate (prime) plus the applicable spread. The applicable spreads vary based on a pricing grid, in the case of eurocurrency-based loans, from 2.25% to 3.25% per annum depending on the loan facility and whether specified conditions have been satisfied, and, in the case of base rate loans, from 1.00% to 2.00% per annum. As of September 30, 2004 and December 31, 2003 (which was prior to the amendment and restatement of the HI Credit Facilities), the average interest rates on the HI Credit Facilities were 5.1% and 5.6%, respectively, excluding the impact of interest rate hedges.

        The HI Credit Facilities are secured by a first priority lien on substantially all the assets of HIH, its domestic subsidiaries and certain of HIH's foreign subsidiaries. The HI Credit Facilities are also guaranteed by HIH, HI's domestic subsidiaries and certain of its foreign subsidiaries (the "HI Guarantors").

        The HI Credit Facilities contain financial covenants including a minimum interest coverage ratio and a maximum debt to EBITDA ratio, as defined, and limits on capital expenditures. In addition to financial covenants, the HI Credit Facilities contain other customary covenants relating to the incurrence of debt, the purchase and sale of assets, limitations on investments, affiliate transactions, change in control provisions, events of default and acceleration provisions. Management believes that HI was in compliance with the covenants of the HI Credit Facilities as of September 30, 2004.

  HI Senior Notes and HI Senior Subordinated Notes

        In March 2002, HI issued $300 million in aggregate principal amount of senior unsecured notes due 2009 at an interest rate of 9.875% per annum (the "HI Senior Notes"). On April 11, 2003, HI sold an additional $150 million in aggregate principal amount of the HI Senior Notes at an issue price of 105.25%. Interest on the HI Senior Notes is payable semi-annually and the HI Senior Notes mature on March 1, 2009. The HI Senior Notes are unsecured and are fully and unconditionally guaranteed on a joint and several basis by the HI Guarantors. The HI Senior Notes are redeemable after March 1, 2006 at a redemption price that declines from 104.937% of the principal amount thereof, declining ratably to par on and after March 1, 2008.

        HI also has outstanding $600 million and €450 million ($559.6 million as of September 30, 2004, which includes $5.2 million of unamortized premium) 10.125% Senior Subordinated Notes (the "HI Subordinated Notes"). Interest on the HI Subordinated Notes is payable semi-annually and the HI Subordinated Notes mature on July 1, 2009. The HI Subordinated Notes are unsecured and are fully and unconditionally guaranteed on a joint and several basis by the HI Guarantors. On or after July 1, 2004, the HI Subordinated Notes may be redeemed at 105.063% of the principal amount thereof, declining ratably to par on and after July 1, 2007.

        The HI Senior Notes and the HI Subordinated Notes contain covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. They also contain a change of control provision requiring HI to offer to repurchase the HI Senior Notes and the HI Subordinated Notes upon a change of control. Management believes that HI was in compliance with the covenants of the HI Senior Notes and the HI Subordinated Notes as of September 30, 2004.

  Other Debt

        HI maintains a $25 million multicurrency overdraft facility for its European subsidiaries (the "HI European Overdraft Facility"), all of which was available as of September 30, 2004. As of December 31, 2003, HI had approximately $7.5 million outstanding under the HI European Overdraft Facility included within trade payables. The HI European Overdraft Facility is used for daily working capital needs.

        Included within other debt is debt associated with one of HI's Chinese MDI joint ventures. In January 2003, HI entered into a joint venture agreement with Shanghai Chlor-Alkali Chemical Company, Ltd. to build MDI production facilities near Shanghai, China. HI owns 70% of the joint venture, Huntsman Polyurethanes Shanghai Ltd. (the "Chinese Splitting JV"), which is a consolidated affiliate. On September 19, 2003, the Chinese Splitting JV obtained secured financing for the construction of the production facilities, consisting of various committed loans in the aggregate amount of approximately $119 million in U.S. dollar equivalents. As of September 30, 2004, there were $7.0 million outstanding in U.S. dollar borrowings and 10.0 million in RMB borrowings ($1.2 million) under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. As of September 30, 2004, the interest rate for U.S. dollar borrowings was approximately 2.6% and 5.2% for RMB borrowings. The loans are secured by substantially all the assets of the Chinese Splitting JV and will be repaid in 16 semi-annual installments, beginning no later than June 30, 2007. The financing is non-recourse to HI, but is guaranteed during the construction phase by affiliates of the Chinese Splitting JV, including Huntsman Holdings. Huntsman Holdings unconditionally guarantees 70% of any amounts due and unpaid by the Chinese Splitting JV under the loans described above (except for the VAT facility which is not guaranteed). Huntsman Holdings' guarantees remain in effect until the Chinese Splitting JV has (i) commenced production at least 70% of capacity for at least 30 days, and (ii) achieved a debt service cover ratio of at least 1.5:1.

HIH Debt

        On June 30, 1999, HIH issued senior discount notes ("HIH Senior Discount Notes") and senior subordinated discount notes (the "HIH Senior Subordinated Discount Notes" and, collectively with the HIH Senior Discount Notes, the "HIH Discount Notes") to ICI with initial stated values of $242.7 million and $265.3 million, respectively. The HIH Discount Notes are due December 31, 2009. Interest on the HIH Discount Notes is paid in kind. The HIH Discount Notes contain limits on the incurrence of debt, restricted payments, liens, transactions with affiliates, and merger and sales of assets. Management believes that HIH was in compliance with the covenants of the HIH Discount Notes as of September 30, 2004.

        Interest on the HIH Senior Discount Notes accrues at 13.375% per annum. The HIH Senior Discount Notes are redeemable after July 1, 2004 at 106.688% of the principal amount thereof, declining ratably to par on and after July 1, 2007.

        The HIH Senior Subordinated Discount Notes have a stated rate of 8% that was reset to a market rate of 13.125% effective September 30, 2004. For financial reporting purposes, the HIH Senior Subordinated Discount Notes were initially recorded at their estimated fair value of $223 million based upon prevailing market rates at June 30, 1999. On December 31, 2001, the terms of the HIH Senior Subordinated Discount Notes were modified, resulting in a significant decrease in the present value of the debt and, as a result, the modification was treated effectively as an extinguishment and reissuance of the debt. The debt was recorded using a 16% interest rate, the estimated market rate for the debt as of December 20, 2001. In connection with the financial restructuring of the Company on September 30, 2002, MatlinPatterson contributed its interest in the HIH Senior Subordinated Discount Notes to HMP. On May 9, 2003, HMP completed the purchase of the HIH Senior Subordinated Discount Notes from ICI. As of September 30, 2004, the HIH Senior Subordinated Discount Notes are held by HMP.

        As of September 30, 2004 and December 31, 2003, the HIH Senior Discount Notes included $236.5 million and $191.9 million of accrued interest, respectively. As of September 30, 2004 and December 31, 2003, the HIH Senior Subordinated Discount Notes included $135.3 million and $112.3 million of accrued interest, respectively, and $19.2 million of discount as of December 31, 2003.

AdMat Debt

  Revolving Credit Facility (AdMat Revolving Credit Facility)

        On June 30, 2003, AdMat entered into a revolving credit facility (the "AdMat Revolving Credit Facility") that provides up to $60 million of borrowings and is secured by a first lien on substantially all of AdMat's assets and those of certain of its subsidiaries. The collateral includes substantially all real property and equipment relating to AdMat's manufacturing plants located at Bergkamen, Germany; Monthey, Switzerland; McIntosh, Alabama; and Duxford, U.K. The collateral also includes certain capital stock and intercompany notes of certain subsidiaries of AdMat, and certain other assets, principally including inventory and accounts receivable. AdMat's obligations under the AdMat Revolving Credit Facility have been initially guaranteed by all of AdMat's U.S. subsidiaries and certain of its non-U.S. subsidiaries (collectively, the "AdMat Guarantors"). The agent for the lenders under the AdMat Revolving Credit Facility and the trustee under the indenture governing the AdMat Senior Secured Notes (as defined below) are parties to an intercreditor agreement (the "AdMat Intercreditor Agreement").

        The AdMat Revolving Credit Facility matures on June 30, 2007. Interest rates, at AdMat's option, are based upon either a eurocurrency rate (LIBOR) or a base rate (prime), plus an applicable spread. The applicable spreads vary based on a pricing grid. In the case of the eurocurrency based loans, spreads range from 3.0% to 4.5% per annum, depending on whether specified conditions have been satisfied, and, in the case of base rate loans, from 2.0% to 3.5% per annum. As of September 30, 2004,

AdMat had nothing drawn on the AdMat Revolving Credit Facility and had approximately $10.9 million of letters of credit issued and outstanding under the AdMat Revolving Credit Facility.

        The AdMat Revolving Credit Facility contains covenants relating to incurrence of additional debt, purchase and sale of assets, limitations on investments, affiliate transactions, change in control and maintenance of certain financial ratios. The financial covenants include a leverage ratio, fixed charge coverage ratio and a limit on capital expenditures. The AdMat Revolving Credit Facility also limits the payment of dividends and distributions generally to the amount required by AdMat's members to pay income taxes. Management believes that AdMat was in compliance with the covenants of the AdMat Revolving Credit Facility as of September 30, 2004.

        There are no scheduled debt amortization payments on the AdMat Revolving Credit Facility until its maturity date.

  Senior Secured Notes (AdMat Senior Secured Notes)

        In connection with the AdMat Transaction, on June 30, 2003, AdMat issued $250 million of fixed rate notes due 2010 ("AdMat Fixed Rate Notes") and $100 million of floating rate notes due 2008 ("AdMat Floating Rate Notes," and, collectively with the AdMat Fixed Rate Notes, the "AdMat Senior Secured Notes"). The $250 million AdMat Fixed Rate Notes bear a fixed rate of interest of 11%, and the AdMat Floating Rate Notes bear interest at a rate per annum equal to LIBOR plus 8.0%, subject to a floor with respect to LIBOR of 2.0%. As of September 30, 2004, the interest rate on the AdMat Floating Rate Notes was 10%. Interest on the AdMat Floating Rate Notes resets semi-annually. The $100 million AdMat Floating Rate Notes were issued with an original issue discount of 2.0%, or for $98 million. The $2 million discount is being amortized to interest expense over the term of the AdMat Floating Rate Notes. Interest is payable on the AdMat Senior Secured Notes semiannually on January 15 and July 15 of each year.

        The AdMat Senior Secured Notes are secured by a second lien, subject to the AdMat Intercreditor Agreement, on substantially all of the assets that secure the AdMat Revolving Credit Facility. The AdMat Senior Secured Notes effectively rank senior in right of payment to all existing and future obligations of AdMat that are unsecured or secured by liens on the collateral junior to the liens securing the AdMat Senior Secured Notes. The AdMat Senior Secured Notes are initially guaranteed on a senior basis by the AdMat Guarantors and are also supported by liens on substantially all of the assets of the AdMat Guarantors.

        The AdMat Fixed Rate Notes are redeemable on or after July 15, 2007 at the option of AdMat at a price declining ratably from 105.5% to 100.0% of par value by the year 2009. The AdMat Floating Rate Notes are redeemable on or after July 15, 2005 at the option of AdMat at a price declining ratably from 105.0% to 100.0% of par value by the year 2007. At any time prior to July 15, 2007 for the AdMat Fixed Rate Notes and July 15, 2005 for the AdMat Floating Rate Notes, AdMat may redeem all or part of such notes at 100% of their principal amount, plus a "make whole" premium, as defined in the indenture. In addition, at any time prior to July 15, 2006 for the AdMat Fixed Rate Notes and July 15, 2005 for the AdMat Floating Rate Notes, AdMat may redeem up to 35% of the aggregate principal amount of the AdMat Senior Secured Notes at a redemption price of 111% of the principal thereof with the net cash proceeds of one or more qualified equity offerings, subject to certain conditions and limitations.

        The indenture governing the AdMat Senior Secured Notes contains covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also contains a change of control provision requiring AdMat to offer to repurchase the AdMat Senior Secured Notes upon a change of control. Management believes that AdMat was in compliance with the covenants of the indenture as of September 30, 2004.

        Under the terms of a registration rights agreement among AdMat, the AdMat Guarantors and the initial purchasers of the AdMat Senior Secured Notes, AdMat was required to cause a registration statement relating to an exchange offer for the AdMat Senior Secured Notes to become effective on or before July 9, 2004 (the "Effectiveness Date") and to complete the exchange offer on or before August 23, 2004 (the "Completion Date"). Due to a delay in the completion of predecessor company prior period audited financial statements for certain of AdMat's subsidiaries, the registration statement did not become effective by the Effectiveness Date and the exchange offer was not completed by the Completion Date. Accordingly, under the registration rights agreement, AdMat was required to pay additional interest on the AdMat Senior Secured Notes at a rate of 0.25% per annum for the first 90 day period following the Effectiveness Date, and this rate increased by 0.25% per annum for the immediately following 90 day period. Once the registration statement becomes effective, AdMat will be required to continue paying additional interest at a rate of 0.25% per annum until the end of the first 90 day period following the Completion Date, and this rate will increase by 0.25% per annum for the immediately following 90 day period, until the exchange offer is completed. AdMat anticipates that an amended registration statement will be filed during the fourth quarter of 2004 and that the exchange offer will be completed approximately 30 days after the registration statement becomes effective.

        There are no scheduled debt amortization payments on the AdMat Senior Secured Notes until their maturity date.

  Other Debt

        As of September 30, 2004 and December 31, 2003, AdMat also had $1.6 million and $3.1 million, respectively, of other debt outstanding under credit facilities in Brazil and Turkey. These facilities are primarily revolving credit lines that support the working capital needs of the business and the issuance of certain letters of credit and guarantees. A portion of the other debt is backed by letters of credit issued and outstanding under the AdMat Revolving Credit Facility.

Maturities

        The scheduled maturities of the Company's debt, after giving effect to the refinancing of the HLLC Credit Facilities on October 14, 2004, are as follows (dollars in millions):

Year ended December 31:
2005	$62.5
2006	35.2
2007	129.4
2008	612.3
2009	2,128.8
Later Years	3,232.5

$6,200.7

12.   Derivatives and Hedging Activities

Interest Rate Hedging

        Through the Company's borrowing activities, it is exposed to interest rate risk. Such risk arises primarily due to the structure of the HLLC Credit Facilities, the HI Credit Facilities and the Company's debt portfolio, including the duration of the portfolio and the mix of fixed and floating interest rates. Actions taken to reduce interest rate risk include managing the mix and rate characteristics of various interest bearing liabilities as well as entering into interest rate swaps, collars and options.

        As of September 30, 2004 and December 31, 2003, the Company had entered into various types of interest rate contracts to manage its interest rate risk on its long-term debt as indicated below (dollars in millions):

	September 30, 2004	December 31, 2003
Interest rate swaps
Notional amount	$184.3	$447.5
Fair value	(5.1)	(14.4)
Weighted average pay rate	4.44%	5.49%
Maturing	2005 - 2007	2004 - 2007
Interest rate collars
Notional amount	$—	$150.0
Fair value	—	(4.8)
Weighted average cap rate	—	7.00%
Weighted average floor rate	—	6.25%
Maturing	—	2004

        Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount.

        The Company has purchased certain interest rate cap and interest rate collar agreements to reduce the impact of changes in interest rates on its floating-rate long-term debt. The cap agreements entitle the Company to receive from the counterparties (major banks) the amounts, if any, by which the Company's interest payments on certain of its floating-rate borrowings exceed a certain rate. The floor agreements require the Company to pay to the counterparties (major banks) the amount, if any, by which the Company's interest payments on certain of its floating-rate borrowings are less than a certain rate.

        As of December 31, 2003, the majority of the interest rate contracts have been designated as cash flow hedges of future interest payments on the Company's variable rate debt. The fair value of these interest rate contracts designated as hedges as of September 30, 2004 and December 31, 2003 was a loss of approximately $3.2 million and $13.0 million, respectively, which is recorded in other accrued liabilities and in accumulated other comprehensive income (loss) to the extent of the effective portions of the hedging instruments. Gains and losses related to these contracts will be reclassified from other comprehensive income (loss) into earnings in the periods in which the related hedged interest payments are made. As of September 30, 2004, losses of approximately $1.0 million are expected to be reclassified into earnings over the remainder of 2004. Gains and losses on these agreements, including amounts recorded related to hedge ineffectiveness, are reflected as interest expense in the statement of operations. A net loss of $0.5 million and $0.5 million was recorded in interest expense in the nine months ended September 30, 2004 and 2003, respectively.

        As of September 30, 2004 and December 31, 2003, swap agreement liabilities with a fair value of $1.8 million and $6.2 million, respectively, have not been designated as hedges for financial reporting purposes. The change in the liability resulted in interest income of $0.9 million.

        The Company is exposed to credit losses in the event of nonperformance by a counterparty to the derivative financial instruments. The Company anticipates, however, that the counterparties will be able to fully satisfy obligations under the contracts.

Commodity Price Hedging

        As of September 30, 2004 and December 31, 2003, there were no cash flow commodity price hedging contracts recorded in other current assets and other comprehensive income.

        As of September 30, 2004 there were no commodity price hedging contracts designated as fair value hedges. As of December 31, 2003, commodity price hedging contracts designated as fair value hedges are included in the balance sheet as $0.8 million in accrued liabilities and $0.5 million reduction in inventory.

        Commodity price contracts not designated as hedges as defined by SFAS No. 133 are reflected in the balance sheet as $1.0 million and $2.0 million in other current assets and accrued liabilities, respectively, as of September 30, 2004, and as $0.5 million and $0.3 million in other current assets and accrued liabilities, respectively, as of December 31, 2003.

        During the three months ended September 30, 2004 and the three months ended September 30, 2003, the Company recorded and decrease of $0.8 million and an increase of $0.7 million, respectively, in cost of goods sold related to net gains and losses from settled contracts, net gains and losses in fair value price hedges, and the change in fair value on commodity price hedges not designated as hedges as defined in SFAS No. 133. During the nine months ended September 30, 2004 and the nine months ended September 30, 2003, the Company recorded an increase of $2.5 million and a reduction of $1.8 million, respectively, in cost of goods sold related to net gains and losses from settled contracts, net gains and losses in fair value price hedges, and the change in fair value on commodity price hedges not designated as hedges as defined in SFAS No. 133.

Foreign Currency Rate Hedging

        The Company may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. These contracts are not designated as hedges for financial reporting purposes and are recorded at fair value. As of September 30, 2004 and December 31, 2003 and for the nine months ended September 30, 2004 and 2003, the fair value, change in fair value, and realized gains (losses) of outstanding foreign currency rate hedging contracts was not material.

Net Investment Hedging

        Currency effects of net investment hedges produced a gain of $9.6 million and a loss of $57.5 million in other comprehensive income (loss) (foreign currency translation adjustments) for the nine months ended September 30, 2004 and 2003, respectively. As of September 30, 2004 and December 31, 2003, the Company had a cumulative net loss of approximately $116.7 million and $126.3 million, respectively.

13.   Securitization of Accounts Receivable

        On December 21, 2000, HI initiated an accounts receivable securitization program under which it grants an undivided interest in certain of its trade receivables to a qualified off-balance sheet entity (the "Receivables Trust") at a discount. This undivided interest serves as security for the issuance of commercial paper and medium term notes by the Receivables Trust. At September 30, 2004, the Receivables Trust had outstanding approximately $197 million in U.S. dollar equivalents in medium term notes and approximately $37 million in commercial paper. Under the terms of the agreements, HI and its subsidiaries continue to service the receivables in exchange for a 1% fee of the outstanding receivables, and HI is subject to recourse provisions.

        HI's retained interest in receivables (including servicing assets) subject to the program was approximately $251.5 million and $153.4 million as of September 30, 2004 and December 31, 2003,

respectively. The value of the retained interest is subject to credit and interest rate risk. For the nine months ended September 30, 2004 and 2003, new sales of accounts receivable sold into the program totaled approximately $3,669.1 million and $3,085.2 million, respectively, and cash collections from receivables sold into the program that were reinvested totaled approximately $3,635.5 million and $3,074.1 million, respectively. Servicing fees received during the nine months ended September 30, 2004 and 2003 were approximately $4.0 million and $3.6 million, respectively.

        HI incurs losses on the accounts receivable securitization program for the discount on receivables sold into the program and fees and expenses associated with the program. HI also retains responsibility for the economic gains and losses on forward contracts mandated by the terms of the program to hedge the currency exposures on the collateral supporting the off-balance sheet debt issued. Gains and losses on forward contracts included as a component of the loss on accounts receivable securitization program are a loss of $1.0 million and a loss of $14.2 million for the nine months ended September 30, 2004 and 2003, respectively. As of September 30, 2004 and December 31, 2003, the fair value of the open forward currency contracts was $0.3 million and $6.8 million, respectively, which is included as a component of the residual interest that is included as a component of trade receivables on HI's balance sheet. On April 16, 2004, HI amended the commercial paper facility. Pursuant to the amendment, the maturity of the commercial paper facility was extended to March 31, 2007. In addition, the amendment permits the issuance of euro-denominated commercial paper.

        The key economic assumptions used in valuing the residual interest at September 30, 2004 are presented below:

Weighted average life (in months)	Approx. 1.5
Credit losses (annual rate)	Less than 1%
Discount rate (annual rate)	Approx. 1%

        A 10% and 20% adverse change in any of the key economic assumptions would not have a material impact on the fair value of the retained interest. Total receivables over 60 days past due as of September 30, 2004 and December 31, 2003 were $13.4 million and $15.6 million, respectively.

14.   Other Comprehensive Income

        The components of other comprehensive income (loss) consist of the following (dollars in millions):

	Accumulated income		Income
			Three months ended		Nine months ended
			September 30,
	September 30, 2004	December 31, 2003
			2004	2003	2004	2003
Foreign currency translation adjustments	$152.6	$167.1	$8.3	$53.9	$(20.2)	$75.5
Unrealized loss on nonqualified plan investments	0.6	0.6	(0.1)	(0.3)	—	—
Unrealized loss on derivative instruments	(0.4)	(14.6)	2.2	—	8.9	12.0
Minimum pension liability, net of tax	(60.2)	(95.2)	—	(3.8)	—	(3.8)
Minimum pension liability unconsolidated affiliate	(3.4)	(5.6)	—	—	—	—
Unrealized loss on securities	1.0	0.2	(1.1)	2.8	(0.3)	2.8
Other comprehensive income (loss) of minority interest	0.2	(0.5)	0.7	—	0.7	—
Other comprehensive income (loss) of unconsolidated affiliates	8.1	9.2	(1.1)	18.2	(1.1)	15.1

Total	$98.5	$61.2	$8.9	$70.8	$(12.0)	$101.6

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

16.   Legal Matters

        HI settled certain claims during and prior to the second quarter of 2004 relating to discoloration of unplasticized polyvinyl chloride products allegedly caused by HI's TiO2 ("Discoloration Claims"). Substantially all of the TiO2 that was the subject of these claims was manufactured prior to HI's acquisition of its TiO2 business from ICI in 1999. Net of amounts it has received from insurers and pursuant to contracts of indemnity, HI has paid approximately £8 million ($14.9 million) in costs and settlement amounts for Discoloration Claims.

        Certain insurers have denied coverage with respect to certain Discoloration Claims. HI brought suit against these insurers to recover the amounts HI believes are due to it. The court found in favor of the insurers, and HI lodged an application for leave to appeal that decision. Qualified leave to appeal was granted in November 2004. HI is considering whether to make a further application to have the qualification removed. HI does not expect the appeal to be heard before the end of the first quarter of 2005.

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

        On July 21, 2004, AdMat and Ciba Specialty Chemicals Holdings Inc. ("Ciba") entered into a settlement agreement that provided, in general, that Ciba would pay AdMat $10.9 million in 2004 and will provide AdMat with approximately $11 million of credits over the next five years against payments for certain services provided by Ciba at one of AdMat's facilities. AdMat also received additional consideration in the form of modifications to certain agreements between it and Ciba. In August 2004, AdMat received payment of the $10.9 million settlement. To date, AdMat has incurred approximately $2.2 million in legal costs in connection with the arbitration proceedings against Ciba.

        Huntsman LLC is a party to various lawsuits brought by persons alleging personal injuries and/or property damage based upon alleged exposure to toxic substances. For example, since June 2003, a number of lawsuits have been filed in state district court in Jefferson County, Texas against several local chemical plants and refineries, including Huntsman LLC's subsidiary, Huntsman Petrochemical Corporation. Generally, these lawsuits allege that the refineries and chemical plants located in the vicinity of the plaintiffs' homes discharged chemicals into the air that interfere with use and enjoyment of property and cause health problems and/or property damages. The plaintiffs in these cases seek unspecified monetary damages. Because these cases are still in the initial stages, Huntsman LLC does not have sufficient information at the present time to estimate any liability to it.

        In addition, Huntsman LLC has been named as a "premises defendant" in a number of asbestos exposure lawsuits. Where the alleged exposure occurred prior to our ownership or operation of the relevant "premises," Huntsman LLC generally has indemnity protection from the prior owner or operator. These suits often involve multiple plaintiffs and multiple defendants, and, generally, the complaint in the action does not indicate which plaintiffs are making claims against a specific defendant, where or how the alleged injuries occurred, or what injuries each plaintiff claims. These facts must be learned through discovery. Among the cases currently pending against Huntsman LLC for which a prior owner has not accepted defense under its indemnity agreements, it is aware of three claims of mesothelioma. Huntsman LLC does not have sufficient information at the present time to estimate any liability in these cases. Based on past history of settlements and experience in these types of cases, the Company believes, although it can give no assurances, that its ultimate liability in these cases will not have a material adverse effect on its results of operations or financial position.

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

17.   Environmental, Health and Safety Matters

General

        The Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, the Company is subject to frequent environmental inspections, monitoring or investigations by governmental enforcement authorities. In addition, the Company's production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability. Moreover, changes in environmental regulations could inhibit or interrupt the Company's operations, or require it to modify its facilities or operations. Accordingly, environmental or regulatory matters may cause the Company to incur significant unanticipated losses, costs or liabilities.

Environmental, Health and Safety Systems

        The Company is committed to achieving and maintaining compliance with all applicable environmental, health and safety ("EHS") legal requirements, and the Company has developed policies and management systems that are intended to identify the multitude of EHS legal requirements applicable to its operations, enhance compliance with applicable legal requirements, ensure the safety of its employees, contractors, community neighbors and customers and minimize the production and emission of wastes and other pollutants. Although EHS legal requirements are constantly changing and are frequently difficult to comply with, these EHS management systems are designed to assist the Company in its compliance goals while also fostering efficiency and improvement and minimizing overall risk to the Company.

EHS Capital Expenditures

        The Company may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, the Company cannot provide assurance that expenditures beyond those currently anticipated will not be required under EHS laws. For the nine months ended September 30, 2004 and 2003, the Company's EHS capital expenditures were $36.9 million and $44.6 million, respectively.

Governmental Enforcement Proceedings

        On occasion, the Company receives notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable EHS law. By way of example, the Company is aware of the individual matters set out below, which the Company believes to be the most significant presently pending matters. Although the Company may incur costs or penalties in connection with the governmental proceedings discussed below, based on currently available information and our past experience, the Company believes that the ultimate resolution of these matters will not have a material impact on its results of operations or financial position.

        In May 2003, the State of Texas settled an air enforcement case with the Company relating to its Port Arthur plant. Under the settlement, the Company is required to pay a civil penalty of $7.5 million over more than four years, undertake environmental monitoring projects totaling about $1.5 million in costs, and pay $0.4 million in attorney's fees to the Texas Attorney General. As of September 2004, the Company has paid $1.8 million toward the penalty and $0.4 million for the attorney's fees. The monitoring projects are underway and on schedule. The Company does not anticipate that this settlement will have a material adverse effect on its results of operations or financial position.

        In the third quarter of 2004, the Company's Jefferson County, Texas facilities received notification from the Texas Commission on Environmental Quality ("TCEQ") of potential air emission violations relating to the operation of cooling towers at two of its plants, alleged nuisance odors, and alleged upset air emissions. The Company has investigated the allegations and responded in writing to TCEQ. TCEQ has proposed a penalty of $9,300 for the alleged nuisance odor violations, $0.2 million for the alleged upset violations and $0.1 million for the alleged cooling tower violations. Negotiations are anticipated between the Company and TCEQ with respect to the resolution of these alleged violations. The Company does not believe that the final cost to resolve these matters will be material.

        The Company's subsidiary, Huntsman Advanced Materials (U.K.) Ltd, is scheduled to appear in Magistrates Court in the U.K. in November 2004 to answer five charges following an investigation by the U.K. Health and Safety Executive. The charges arise from alleged asbestos contamination caused by construction activity at the Duxford, U.K. advanced materials facility between November 2002 and January 2003. The Company believes that some or all of the alleged violations arise from conduct by a third party contractor occurring before it assumed responsibility for the Duxford facility. Although the Company does not believe this matter will result in the imposition of costs material to its results of operations or financial position, it is too early to predict the outcome of the case.

        See "Note 16. Legal Matters" for a discussion of environmental lawsuits brought by private party plaintiffs.

Remediation Liabilities

        The Company has incurred, and the Company may in the future incur, liability to investigate and clean up waste or contamination at its current or former facilities or facilities operated by third parties at which the Company may have disposed of waste or other materials. Similarly, the Company may incur costs for the cleanup of wastes that were disposed of prior to the purchase of its businesses. Under some circumstances, the scope of the Company's liability may extend to damages to natural resources. Specifically, under the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state laws, a current or former owner or operator of real property may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. In addition, under the U.S. Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and similar state laws, the Company may be required to remediate contamination originating from its properties as a condition to its hazardous waste permit. For example, the Company's Odessa, Port Arthur, and Port Neches facilities in Texas are the subject of ongoing remediation requirements under RCRA authority. In many cases, the Company's potential liability arising from historical contamination is based on operations and other events occurring prior to its ownership of the relevant facility. In these situations, the Company frequently obtained an indemnity agreement from the prior owner addressing remediation liabilities arising from pre-closing conditions. The Company has successfully exercised its rights under these contractual covenants for a number of sites, and where applicable, mitigated its ultimate remediation liability. The Company can give no assurance, however, that all of such matters will be subject to indemnity or that its existing indemnities will be sufficient to cover its liabilities for such matters.

        The Company has established financial reserves relating to anticipated environmental restoration and remediation programs. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. The Company's liability estimates are based upon available facts, existing technology and past experience. On a consolidated basis, a total of approximately $37 million has been accrued for environmental-related liabilities as of September 30, 2004. The Company believes these reserves are sufficient for known requirements relating to these matters. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations or ownership have been identified or fully assessed or that future environmental liabilities will not be material to the Company.

        The Company has been notified by third parties of claims against it or its subsidiaries for cleanup liabilities at approximately 11 former facilities and other third party sites, including but not limited to sites listed under CERCLA. The North Maybe Canyon CERCLA site includes an abandoned phosphorous mining site located near Soda Springs, Idaho, in a U.S. National Forest that may have been operated by one of the Company's predecessors for approximately two years. With respect to this site, for which the Company received a notice of potential liability in February 2004, the Company is unable to determine whether the alleged liabilities may be material to it because the Company does not have information sufficient to evaluate the claim. Based on current information and past experience, however, the Company does not expect any of these third party claims to result in material liability to it.

Regulatory Developments

        Under the European Union ("EU") Integrated Pollution Prevention and Control Directive ("IPPC"), EU member governments are to adopt rules and implement a cross media (air, water and waste) environmental permitting program for individual facilities. While the EU countries are at varying stages in their respective implementation of the IPPC permit program, the Company has submitted all necessary IPPC permit applications required to date, and in some cases received completed permits from the applicable government agency. The Company expects to submit all other IPPC applications and related documents on a timely basis as the various countries implement the IPPC permit program. Although the Company does not know with certainty what each IPPC permit will require, the Company believes, based upon its experience with the permits received to date, that the costs of compliance with the IPPC permit program will not be material to its results of operations or financial position.

        In October 2003, the European Commission adopted a proposal for a new EU regulatory framework for chemicals. Under this proposed new system called "REACH" (Registration, Evaluation and Authorization of Chemicals), companies that manufacture or import more than one ton of a chemical substance per year would be required to register such manufacture or import in a central database. The REACH initiative, as proposed, would require risk assessment of chemicals, preparations (e.g., soaps and paints) and articles (e.g., consumer products) before those materials could be manufactured or imported into EU countries. Where warranted by a risk assessment, hazardous substances would require authorizations for their use. This regulation could impose risk control strategies that would require capital expenditures by the Company. As proposed, REACH would take effect in three primary stages over the eleven years following the final effective date (assuming final approval). The impacts of REACH on the chemical industry and on the Company are unclear at this time because the parameters of the program are still being actively debated.

MTBE Developments

        The use of MTBE is controversial in the U.S. and elsewhere and may be substantially curtailed or eliminated in the future by legislation or regulatory action. The presence of MTBE in some groundwater supplies in California and other states (primarily due to gasoline leaking from underground storage tanks) and in surface water (primarily from recreational watercraft) has led to public concern about MTBE's potential to contaminate drinking water supplies. Heightened public awareness regarding this issue has resulted in state, federal and foreign initiatives to rescind the federal oxygenate requirements for reformulated gasoline or restrict or prohibit the use of MTBE in particular.

For example, California, New York and Connecticut have adopted rules that prohibit the use of MTBE in gasoline sold in those states as of January 1, 2004. Overall, states that have taken some action to prohibit or restrict the use of MTBE in gasoline account for a substantial portion of the "pre-ban" U.S. MTBE market. Thus far, attempts by others to challenge these state bans in federal court under the reformulated gasoline provisions of the federal Clean Air Act have been unsuccessful.

        The U.S. Congress has been considering legislation that would eliminate the oxygenated fuels requirements in the Clean Air Act and phase out or curtail MTBE use over a period of several years. To date, no such legislation has become law. If it were to become law it could result in a federal phase-out of the use of MTBE in gasoline in the U.S., but it would not prevent the Company from manufacturing MTBE in its plants. In addition, in March 2000, the EPA announced its intention, through an advanced notice of proposed rulemaking, to phase out the use of MTBE under authority of the federal Toxic Substances Control Act. EPA has not yet acted on this proposal, however. In Europe, the EU issued a final risk assessment report on MTBE in September 2002. No ban of MTBE was recommended, though several risk reduction measures relating to storage and handling of MTBE-containing fuel were recommended.

        The Company currently markets approximately 95% of its MTBE to customers located in the U.S. for use as a gasoline additive. Any phase-out or other future regulation of MTBE in other jurisdictions, nationally or internationally, may result in a significant reduction in demand for the Company's MTBE and result in a material loss in revenues or material costs or expenditures. In the event that there should be a complete phase-out of MTBE in the U.S., the Company believes it will be able to export MTBE to Europe, Asia or South America, although this may produce a lower level of cash flow than the sale of MTBE in the U.S. The Company may also elect to use all or a portion of its precursor TBA to produce saleable products other than MTBE. If the Company opts to produce products other than MTBE, necessary modifications to its facilities may require significant capital expenditures and the sale of the other products may produce a materially lower level of cash flow than the sale of MTBE.

        In addition to the use limitations described above, a number of lawsuits have been filed, primarily against gasoline manufacturers, marketers and distributors, by persons seeking to recover damages allegedly arising from the presence of MTBE in groundwater. While the Company has not been named as a defendant in any litigation concerning the environmental effects of MTBE, the Company cannot provide assurances that it will not be involved in any such litigation or that such litigation will not have a material adverse effect on its results of operations or financial position.

18.   Operating Segment Information

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

        The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, TDI, TPU, polyols, aniline, PO and MTBE
Advanced Materials	Epoxy resin compounds, cross-linkers, matting agents, curing agents, epoxy, acrylic and polyurethane-based adhesives and tooling resins and sterolithography tooling resins
Performance Products	Amines, surfactants, linear alkylbenzene, maleic anhydride, other performance chemicals, and glycols
Polymers	Ethylene (produced at the Odessa, Texas facilities primarily for internal use), polyethylene, polypropylene, expandable polystyrene, styrene and other polymers
Pigments	TiO2
Base Chemicals	Olefins (primarily ethylene and propylene), butadiene, MTBE, benzene, cyclohexane and paraxylene

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003(3)
Revenues:
Polyurethanes	$743.9	$597.4	$2,117.4	$983.0
Advanced Materials	294.1	258.7	866.4	258.7
Performance Products	493.7	439.5	1,399.7	1,084.4
Polymers	380.9	289.3	1,019.6	847.7
Pigments	261.6	251.0	794.7	421.4
Base Chemicals	985.5	639.3	2,755.8	1,467.0
Eliminations	(213.0)	(173.0)	(595.9)	(351.1)

Total	$2,946.7	$2,302.2	$8,357.7	$4,711.1

Segment EBITDA(1)
Polyurethanes	$97.9	$68.9	$270.7	$100.8
Advanced Materials	56.1	19.5	121.3	19.5
Performance Products	31.5	41.6	82.9	87.7
Polymers	26.5	17.3	45.6	53.4
Pigments	22.2	28.5	(53.6)	47.6
Base Chemicals	70.3	2.8	204.8	24.8
Corporate and other(2)	(11.3)	(11.7)	(54.1)	(60.6)

Total Segment EBITDA	293.2	166.9	617.6	273.2
Interest income (expense), net	(154.6)	(138.6)	(459.5)	(260.7)
Income tax benefit (expense)	36.1	(2.3)	25.7	3.8
Depreciation and amortization	(131.0)	(116.7)	(410.3)	(230.5)

Net income (loss)	$43.7	$(90.7)	$(226.5)	$(214.2)

(1)
EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization.

(2)
EBITDA from corporate and other items includes unallocated corporate overhead, loss on sale of accounts receivable, foreign exchange gains or losses and other non-operating income (expense).

(3)
Prior to the AdMat Transaction.

19.   Employee Benefit Plans

        Components of the net periodic benefit costs for the three months and nine months ended September 30, 2004 and 2003, are as follows (dollars in millions):

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Components of net periodic benefit cost
Service cost	$15.7	$14.6	$0.9	$0.9
Interest cost	27.7	25.1	1.9	2.2
Expected return on assets	(28.0)	(23.7)	—	—
Amortization of transition obligation	0.4	0.4	—	—
Amortization of prior service cost	0.4	0.4	(0.4)	(0.1)
Amortization of actuarial loss	5.6	7.3	0.8	0.7

Net periodic benefit cost	$21.8	$24.1	$3.2	$3.7

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Components of net periodic benefit cost
Service cost	$46.7	$27.1	$2.6	$2.4
Interest cost	83.1	47.6	5.6	6.0
Expected return on assets	(83.9)	(43.1)	—	—
Amortization of transition obligation	1.2	1.2	—	—
Amortization of prior service cost	1.1	1.0	(1.2)	(0.2)
Amortization of actuarial loss	17.1	11.5	2.5	2.1

Net periodic benefit cost	$65.3	$45.3	$9.5	$10.3

        The Company's employees participate in a trusteed, non-contributory defined benefit pension plan (the "Plan") that covers substantially all full-time U.S. employees of the Company. The Plan provides benefits based on years of service and final average salary. However, effective July 1, 2004, the existing Plan formula for employees not covered by a collective bargaining agreement was converted to a cash balance design. For represented employees, participation in the cash balance design is subject to the terms of negotiated contracts, and as of July 1, 2004, one collectively bargained unit had negotiated to participate. For participating employees, benefits accrued as of June 30, 2004 under the prior formula were converted to opening cash balance accounts. The new cash balance benefit formula provides annual pay credits from 4% to 12% of eligible pay, depending on age and service, plus accrued interest. Participants in the plan on July 1, 2004 may be eligible for additional annual pay credits from 1% to 8%, depending on their age and service as of that date, for up to five years.

        In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The FSP provides accounting guidance for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") to a sponsor of a postretirement health care plan. On July 1, 2004 the Company adopted the provisions of FSP No. 106-2. The adoption of FSP No. 106-2 reduced the Company's non-pension postretirement accumulated benefit obligation by approximately $4.7 million, which has been recognized as a change in the Company's unrecognized actuarial gain/loss. The adoption of FSP No. 106-2 reduced the net periodic postretirement benefit cost recognized during the three months ended September 30, 2004 by approximately $0.5 million.

20.   Income Taxes

        Income tax benefit increased by $21.9 million to $25.7 million for the nine months ended September 30, 2004 as compared to $3.8 million for the same period in 2003. The Company's tax obligations are affected by the mix of income and losses in the tax jurisdictions in which it operates. Increased tax benefit was largely due to changes in pre-tax income. Substantially all non-U.S. operations of the Company's AdMat subsidiary are treated as branches for U.S. income tax purposes and are, therefore, subject to both U.S. and non-U.S. income tax. The U.S. tax implications of income from AdMat operations are offset by other U.S. losses, which results in no U.S. tax expense or benefit, net of valuation allowances. Application of the statutory rate would result in a non-U.S. tax expense of approximately $17 million on $50.0 million of AdMat pre-tax income. An additional $15.3 million of tax expense was primarily the result of the Company recognizing losses in jurisdictions where little or no tax benefit was provided. In addition, the Company recognized a $55.0 million benefit attributable to non-AdMat foreign operations. In particular, during the nine months ended September 30, 2004, the Company recognized non-recurring benefits in Spain, France and Holland of approximately $27 million associated with enacted changes in tax rates, the settlement of tax authority examinations and the reversal of previously established valuation allowances. In addition, the Company recognized approximately $24 million of benefit from losses in jurisdictions not subject to valuation allowances as well as treaty negotiated reductions in statutory rates.

21.   Restatements

        In the course of preparing a registration statement in October 2004 for the proposed initial public offering of the common stock of the Company's ultimate parent, the Company determined to reclassify certain amounts in its consolidated statements of cash flows for the nine months ended September 30, 2004 and for the years ended December 31, 2003, 2002 and 2001 to accurately reflect the effects of foreign currency exchange gains and losses and investments in unconsolidated affiliates. As a result, the Company restated its consolidated statements of cash flows for the nine months ended September 30, 2004 and for the years ended December 31, 2003, 2002 and 2001. There was no change to the previously reported increase in cash as a result of these reclassifications. A summary of the significant effects of this restatement is provided below (dollars in millions):

	Nine Months Ended September 30, 2003 As previously reported	Nine Months Ended September 30, 2003 As restated
Net cash used in operating activities	(47.3)	(36.6)
Net cash used in investing activities	(684.3)	(843.0)
Effect of exchange rate changes on cash	9.1	5.3

        In March 2004, the Company's management discovered that it had inappropriately calculated foreign exchange gains and losses with respect to HI's accounts receivable securitization program and had inconsistently classified the foreign exchange gains and losses on the securitized receivables denominated in foreign currency in its statements of operations for each of the first three quarters of 2003. As a result, the Company has restated its consolidated financial statements for each of the first three quarters of 2003 to correct its accounting and classification of foreign exchange gains and losses related to the accounts receivable securitization program. A summary of the significant effects of this restatement is provided below (dollars in millions):

	Three Months Ended September 30, 2003 As previously reported	Three Months Ended September 30, 2003 As restated	Nine Months Ended September 30, 2003 As previously reported	Nine Months Ended September 30, 2003 As restated
Other operating expense (income)	1.2	$(2.5)	(9.7)	$(22.6)
Operating income	47.2	51.8	77.1	91.9
Loss on accounts receivable securitization program	(5.9)	(3.4)	(12.3)	(11.9)
Net loss	(98.0)	90.7	(243.5)	(214.2)

22.   Condensed Consolidating Financial Statements

        The following condensed consolidating financial statements present, in separate columns, financial information for the following: HMP Equity Holdings Corporation (on a parent only basis), with its investment in subsidiaries recorded under the equity method; Alta One Inc., the guarantor of the HMP Senior Discount Notes ("Alta One" or the "HMP Guarantor"); and the non-guarantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of September 30, 2004 and December 31, 2003. There are no contractual restrictions limiting transfers of cash from the HMP Guarantor to the Company. The HMP Guarantor is 100% owned by the Company and has fully and unconditionally guaranteed the HMP Senior Discount Notes on a joint and several basis. The Company has not presented separate financial statements and other disclosures for the HMP Guarantor because management believes that such information is not material to investors.

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF SEPTEMBER 30, 2004 (UNAUDITED) (Dollars in Millions)

	Parent Only	Guarantor	Non- Guarantors	Eliminations	Consolidated HMP Equity Holdings
ASSETS
Current Assets:
Cash and equivalents	$—	$—	$239.1	$—	$239.1
Accounts and notes receivables	(0.5)	—	1,403.8	—	1,403.3
Inventories	—	—	1,132.6	—	1,132.6
Prepaid expenses	—	—	70.6	—	70.6
Deferred income taxes	—	—	20.6	—	20.6
Other current assets	—	—	69.5	—	69.5

Total current assets	(0.5)	—	2,936.2	—	2,935.7
Property, plant and equipment, net	366.3	—	4,648.5	—	5,014.8
Investment in unconsolidated affiliates	(113.4)	292.9	168.8	(180.8)	167.5
Intangible assets, net	5.9	—	258.9	—	264.8
Goodwill	—	—	3.3	—	3.3
Deferred income taxes	—	—	21.3	—	21.3
Other noncurrent assets	328.3	—	658.6	(400.5)	586.4

Total assets	$586.6	$292.9	$8,695.6	$(581.3)	$8,993.8

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$919.7	$—	$919.7
Accrued liabilities	(0.1)	—	689.9	—	689.8
Deferred income taxes	—	—	18.9	—	18.9
Current portion of long-term debt	—	—	54.8	—	54.8

Total current liabilities	(0.1)	—	1,683.3	—	1,683.2
Long-term debt	399.4	—	5,707.0	—	6,106.4
Long-term debt to affiliates	—	—	440.3	(400.8)	39.5
Deferred income taxes	63.7	147.9	173.1	(142.6)	242.1
Other noncurrent liabilities	79.1	—	603.5	(29.4)	653.2

Total liabilities	542.1	147.9	8,607.2	(572.8)	8,724.4
Total minority interests	—	—	130.4	94.5	224.9
Total stockholder's equity (deficit)	44.5	145.0	(42.0)	(103.0)	44.5

Total liabilities and stockholder's equity	$586.6	$292.9	$8,695.6	$(581.3)	$8,993.8

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2003 (UNAUDITED) (Dollars in Millions)

	Parent Only	Guarantor	Non- Guarantors	Eliminations	Consolidated HMP Equity Holdings
ASSETS
Current Assets:
Cash and equivalents	$7.2	$—	$201.1	$—	$208.3
Receivables, less allowances	(0.4)	—	1,103.1	—	1,102.7
Inventories	—	—	1,039.3	—	1,039.3
Prepaid expenses	—	—	40.3	(0.7)	39.6
Deferred income tax assets	—	—	14.7	—	14.7
Other current assets	—	—	108.3	—	108.3

Total current assets	6.8	—	2,506.8	(0.7)	2,512.9
Property, plant and equipment, net	113.1	—	4,966.2	—	5,079.3
Investment in unconsolidated affiliates	120.3	351.3	12.0	(325.6)	158.0
Intangible assets, net	—	—	316.8	—	316.8
Goodwill	—	—	3.3	—	3.3
Deferred income taxes	3.7	—	28.8	(3.7)	28.8
Other noncurrent assets	355.6	—	629.2	(346.5)	638.3

Total assets	$599.5	$351.3	$8,463.1	$(676.5)	$8,737.4

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$—	$—	$832.1	$—	$832.1
Accrued liabilities	—	—	702.7	(0.7)	702.0
Deferred income taxes	—	—	15.1	—	15.1
Current portion of long-term debt	—	—	137.1	—	137.1

Total current liabilities	—	—	1,687.0	(0.7)	1,686.3
Long-term debt	329.4	—	5,408.1	—	5,737.5
Long-term debt to affiliates	—	—	393.8	(358.3)	35.5
Deferred income taxes	—	163.2	234.8	(163.2)	234.8
Other noncurrent liabilities	36.4	—	584.7	(36.4)	584.7

Total liabilities	365.8	163.2	8,308.4	(558.6)	8,278.8
Total minority interests	—	—	163.6	61.3	224.9
Total stockholder's equity	233.7	188.1	(8.9)	(179.2)	233.7

Total liabilities and stockholder's equity	$599.5	$351.3	$8,463.1	$(676.5)	$8,737.4

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED) (Dollars in Millions)

	Parent Only	Guarantor	Non- Guarantors	Eliminations	Consolidated HMP Equity Holdings
Revenues:
Trade sales	$—	$—	$2,932.9	$—	$2,932.9
Related party sales	—	—	13.8	—	13.8

Total revenues	—	—	2,946.7	—	2,946.7
Cost of goods sold	5.0	—	2,568.0	—	2,573.0

Gross profit	(5.0)	—	378.7	—	373.7
Expenses:
Selling, general and administrative	(0.5)	—	160.9	—	160.4
Research and development	—	—	19.2	—	19.2
Other operating income	—	—	(12.2)	—	(12.2)
Restructuring and plant closing costs	—	—	43.2	—	43.2

Total expenses	(0.5)	—	211.1	—	210.6

Operating income	(4.5)	—	167.6	—	163.1
Interest expense, net	(2.7)	—	(148.5)	(3.4)	(154.6)
Loss on sale of accounts receivable	—	—	(3.7)	—	(3.7)
Equity in earnings (losses) of unconsolidated affiliates	40.0	20.5	(11.0)	(49.6)	(0.1)
Other income	—	—	3.1	—	3.1

Income (loss) before income tax benefit and minority interest	32.8	20.5	7.5	(53.0)	7.8
Income tax benefit	10.9	8.9	20.3	(4.0)	36.1

Income (loss) before minority interest	43.7	29.4	27.8	(57.0)	43.9
Minority interest in subsidiaries' income	—	—	(21.2)	21.0	(0.2)

Net income (loss)	43.7	29.4	6.6	(36.0)	43.7
Other comprehensive income (loss)	8.9	(35.2)	(16.7)	51.9	8.9

Comprehensive income (loss)	$52.6	$(5.8)	$(10.1)	$15.9	$52.6

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED) (Dollars in Millions)

	Parent Only	Guarantor	Non- Guarantors	Eliminations	Consolidated HMP Equity Holdings
Revenues:
Trade sales	$—	$—	$2,298.2	$—	$2,298.2
Related party sales	—	—	4.0	—	4.0

Total revenues	—	—	2,302.2	—	2,302.2
Cost of goods sold	2.6	—	2,053.0	—	2,055.6

Gross (loss) profit	(2.6)	—	249.2	—	246.6
Expenses:
Selling, general and administrative	0.6	—	168.3	—	168.9
Research and development	—	—	23.6	—	23.6
Other operating income	—	—	(2.5)	—	(2.5)
Restructuring and plant closing costs	—	—	4.8	—	4.8

Total expenses	0.6	—	194.2	—	194.8

Operating (loss) income	(3.2)	—	55.0	—	51.8
Interest (expense) income, net	(5.0)	—	(132.7)	(0.9)	(138.6)
Loss on sale of accounts receivable	—	—	(3.4)	—	(3.4)
Equity in (losses) earnings of unconsolidated affiliates	(95.7)	(22.7)	75.3	43.6	0.5
Other income	—	—	0.8	—	0.8

Loss before income tax benefit and minority interest	(103.9)	(22.7)	(5.0)	42.7	(88.9)
Income tax (expense) benefit	13.2	3.7	(2.3)	(16.9)	(2.3)

Loss before minority interest	(90.7)	(19.0)	(7.3)	25.8	(91.2)
Minority interest in subsidiaries' loss	—	—	55.9	(55.4)	0.5

Net (loss) income	(90.7)	(19.0)	48.6	(29.6)	(90.7)
Other comprehensive income	70.8	16.4	42.4	(58.8)	70.8

Comprehensive (loss) income	$(19.9)	$(2.6)	$91.0	$(88.4)	$(19.9)

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED) (Dollars in Millions)

	Parent Only	Guarantor	Non- Guarantors	Eliminations	Consolidated HMP Equity Holdings
Revenues:
Trade sales	$—	$—	$8,323.6	$—	$8,323.6
Related party sales	—	—	34.1	—	34.1

Total revenues	—	—	8,357.7	—	8,357.7
Cost of goods sold	23.9	—	7,334.1	—	7,358.0

Gross (loss) profit	(23.9)	—	1,023.6	—	999.7
Expenses:
Selling, general and administrative	(0.3)	—	512.4	—	512.1
Research and development	—	—	62.2	—	62.2
Other operating expense	—	—	6.6	—	6.6
Restructuring and plant closing costs	—	—	202.4	—	202.4

Total expenses	(0.3)	—	783.6	—	783.3

Operating (loss) income	(23.6)	—	240.0	—	216.4
Interest (expense) income, net	(2.0)	—	(446.9)	(10.6)	(459.5)
Loss on sale of accounts receivable	—	—	(10.2)	—	(10.2)
Equity in (losses) earnings of unconsolidated affiliates	(213.5)	(58.0)	3.0	271.5	3.0
Other expense		—	(0.8)	—	(0.8)

Loss before income tax benefit and minority interest	(239.1)	(58.0)	(214.9)	260.9	(251.1)
Income tax benefit	12.6	15.6	1.1	(3.6)	25.7

Loss before minority interest	(226.5)	(42.4)	(213.8)	257.3	(225.4)
Minority interest in subsidiaries' loss (income)	—	—	51.5	(52.6)	(1.1)

Net loss	(226.5)	(42.4)	(162.3)	204.7	(226.5)
Other comprehensive income (loss)	(12.0)	2.0	(25.5)	23.5	(12.0)

Comprehensive loss	$(238.5)	$(40.4)	$(187.8)	$228.2	$(238.5)

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED) (Dollars in Millions)

	Parent Only	Guarantor	Non- Guarantors	Eliminations	Consolidated HMP Equity Holdings
Revenues:
Trade sales	$—	$—	$4,632.5	$—	$4,632.5
Related party sales	—	—	78.6	—	78.6

Total revenues	—	—	4,711.1	—	4,711.1
Cost of goods sold	4.6	—	4,254.1	—	4,258.7

Gross (loss) profit	(4.6)	—	457.0	—	452.4
Expenses:
Selling, general and administrative	0.6	—	312.4	—	313.0
Research and development	—	—	42.9	—	42.9
Other operating income	—	—	(22.6)	—	(22.6)
Restructuring and plant closing costs	—	—	27.2	—	27.2

Total expenses	0.6	—	359.9	—	360.5

Operating (loss) income	(5.2)	—	97.1	—	91.9
Interest income (expense), net	14.9	—	(270.9)	(4.7)	(260.7)
Loss on sale of accounts receivable	—	—	(11.9)	—	(11.9)
Equity in (losses) earnings of unconsolidated affiliates	(237.1)	(37.9)	37.5	199.3	(38.2)
Other income		—	0.4	—	0.4

Loss before income tax benefit and minority interest	(227.4)	(37.9)	(147.8)	194.6	(218.5)
Income tax (expense) benefit	13.2	6.7	4.0	(20.1)	3.8

Loss before minority interest	(214.2)	(31.2)	(143.8)	174.5	(214.7)
Minority interest in subsidiaries' loss	—	—	37.3	(36.8)	0.5

Net loss	(214.2)	(31.2)	(106.5)	137.7	(214.2)
Other comprehensive income	101.6	16.4	73.2	(89.6)	101.6

Comprehensive loss	$(112.6)	$(14.8)	$(33.3)	$48.1	$(112.6)

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED) (Dollars in Millions)

	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated HMP Equity Holdings
Cash flows from operating activities:
Net loss	$(226.5)	$(42.4)	$(162.3)	$204.7	$(226.5)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in losses (income) of investment in unconsolidated affiliates	213.5	58.0	(3.0)	(271.5)	(3.0)
Depreciation and amortization	33.6	—	376.7	—	410.3
Provision for losses on accounts receivable	—	—	2.1	—	2.1
Non-cash restructuring and plant closing costs	—	—	109.0	—	109.0
Loss on early extinguishment of debt	—	—	1.9	—	1.9
Loss on disposal of plant and equipment	—	—	1.3	—	1.3
Non-cash interest expense	0.3	—	105.9	11.8	118.0
Deferred income taxes	10.5	(15.6)	(46.5)	(4.2)	(55.8)
Unrealized loss on foreign currency transactions	—	—	(26.1)	—	(26.1)
Minority interest in subsidiaries	—	—	(51.5)	52.6	1.1
Changes in operating assets and liabilities:
Receivables	0.1	—	(231.9)	—	(231.8)
Change in receivables sold, net	—	—	(64.9)	—	(64.9)
Inventories	—	—	(97.7)	—	(97.7)
Prepaid expenses	—	—	12.9	(0.7)	12.2
Other current assets	—	—	16.9	—	16.9
Other noncurrent assets	—	—	(25.3)	(14.5)	(39.8)
Accounts payable	—	—	101.8	2.5	104.3
Accrued liabilities	—	—	(2.2)	—	(2.2)
Other noncurrent liabilities	(31.4)	—	38.7	19.3	26.6

Net cash provided by operating activities	$0.1	$—	$55.8	$—	$55.9

Investing activities:
Capital expenditures	—	—	(145.0)	—	(145.0)
Investment in unconsolidated affiliates	—	—	(11.8)		(11.8)
Acquisition of minority interest	(7.3)	—	—	—	(7.3)
Proceeds from sale of assets	—	—	3.3	—	3.3
Net cash received from unconsolidated affiliates	—	—	10.1	—	10.1
Advances to unconsolidated affiliates	—	—	(2.4)	—	(2.4)

Net cash used in investing activities	(7.3)	—	(145.8)	—	(153.1)

Financing activities:
Net borrowings under revolving loan facilities	—	—	70.8	—	70.8
Proceeds from long-term debt	—	—	1,827.5	—	1,827.5
Repayment of long-term debt	—	—	(1,729.3)	—	(1,729.3)
Payments on notes payable	—	—	(10.5)	—	(10.5)
Net borrowings (repayments) on overdraft	—	—	(7.5)	—	(7.5)
Capital contribution by minority shareholder	—	—	2.7	—	2.7
Debt issuance costs	—	—	(25.5)	—	(25.5)
Dividends paid	—	—	—	—	—

Net cash provided by financing activities	—	—	128.2	—	128.2

Effect of exchange rate changes on cash	—	—	(0.2)	—	(0.2)

(Decrease) increase in cash and cash equivalents	(7.2)	—	38.0	—	30.8
Cash and cash equivalents at beginning of period	7.2	—	201.1	—	208.3

Cash and cash equivalents at end of period	$—	$—	$239.1	$—	$239.1

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED) (Dollars in Millions)

	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated HMP Equity Holdings
Cash Flows From Operating Activities:
Net loss	$(214.2)	$(31.2)	$(106.5)	$137.7	$(214.2)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in losses of investment in unconsolidated affiliates	217.0	37.9	(37.5)	(179.2)	38.2
Depreciation and amortization	—	—	225.6	4.9	230.5
Provision for losses on accounts receivable	—	—	3.8	—	3.8
Non-cash restructuring and plant closing costs	—	—	12.3	—	12.3
Loss on disposal of plant and equipment	—	—	3.0	—	3.0
Non-cash interest expense	(19.2)	—	59.1	4.6	44.5
Deferred income taxes	6.4	—	(17.4)	(6.4)	(17.4)
Unrealized gain on foreign currency transactions	—	—	(17.4)	—	(17.4)
Minority interests in subsidiaries	—	—	(37.7)	37.2	(0.5)
Changes in operating assets and liabilities:
Receivables	1.7	—	10.0	3.0	14.7
Change in receivables sold, net	—	—	(10.2)	—	(10.2)
Inventories	—	—	51.8	—	51.8
Prepaid expenses	—	—	(36.1)	1.2	(34.9)
Other current assets	—	—	(9.4)	—	(9.4)
Other noncurrent assets	1.1	—	(29.4)	—	(28.3)
Accounts payable	—	—	(98.6)	(3.0)	(101.6)
Accrued liabilities	117.8	(6.7)	(107.6)	(6.4)	(2.9)
Other noncurrent liabilities	(6.4)	—	1.4	6.4	1.4

Net cash used in operating activities	104.2	—	(140.8)	—	(36.6)

Investing Activities:
Capital expenditures	—	—	(129.9)	—	(129.9)
Investment in unconsolidated affiliates	(286.0)	—	(6.1)		(292.1)
Proceeds from sale of assets	—	—	0.1		0.1
Acquisitions of business, net of cash acquired	—	—	(397.6)		(397.6)
Purchase of Vantico senior notes	—	—	(22.7)	—	(22.7)
Net cash received from unconsolidated affiliates	—	—	2.4	—	2.4
Advances to unconsolidated affiliates	—	—	(3.2)	—	(3.2)

Net cash used in investing activities	(286.0)	—	(557.0)	—	(843.0)

Financing Activities:
Net borrowings under revolving loan facilities	—	—	59.3	—	59.3
Proceeds from long-term debt	310.8	—	723.5	—	1,034.3
Repayment of long-term debt	—	—	(251.9)	—	(251.9)
Principal payments on notes payable	(105.7)	—	1.4	—	(104.3)
Cash received for warrants	—	—	104.2	—	104.2
Cost of raising equity capital	—	—	(10.1)	—	(10.1)
Cash contributions by parent	—	—	164.4	—	164.4
Distribution to parent, member or owner	(2.2)	—	—	—	(2.2)
Capital contribution by minority shareholder	—	—	1.8	—	1.8
Debt issuance costs	(10.5)	—	(37.3)	—	(47.8)

Net cash provided by financing activities	192.4	—	755.3	—	947.7

Effect of exchange rate changes on cash	—	—	5.3	—	5.3

Increase in cash and cash equivalents	10.6	—	62.8	—	73.4
Cash and cash equivalents at beginning of period	0.2	—	31.2	—	31.4
Cash and cash equivalents of HIH at May 1, 2003 (date of consolidation)	—	—	62.2	—	62.2

Cash and cash equivalents at end of period	$10.8	$—	$156.2	$—	$167.0

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

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

Explanatory Note

        In order to present data that is useful for comparative purposes, the information set forth below under the heading "Results of Operations (Pro Forma)" has been prepared as if HIH and AdMat were consolidated subsidiaries as of January 1, 2003. HIH became a consolidated subsidiary as of May 1, 2003 and AdMat became a consolidated subsidiary as of June 30, 2003. To complete the pro forma information, we have consolidated the additional operations and elimination entries of related parties for HIH and AdMat for the nine months ended September 30, 2003. We believe the use of pro forma results for the periods covered in this report provides a more meaningful comparison of our results between the applicable periods. These results do not necessarily reflect the results that would have been obtained if we had consolidated HIH and AdMat on the dates indicated or that may be expected in the future. The following gives effect to the restatements described in "Note 20—Restatements" to the accompanying unaudited consolidated financial statements.

Overview

        We are a global manufacturer and marketer of differentiated and commodity chemical products. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining and synthetic fiber industries. We operate at facilities located in North America, Europe, Asia, Australia, South America and Africa. We report our operations through six segments: Polyurethanes, Advanced Materials, Performance Products, Polymers, Pigments and Base Chemicals. The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, TDI, TPU, polyols, aniline, PO, PG and MTBE
Advanced Materials	Epoxy resin compounds, cross-linkers, matting agents, curing agents, epoxy, acrylic and polyurethane-based adhesives and tooling resins and sterolithography tooling resins
Performance Products	Amines, surfactants, linear alkylbenzene, maleic anhydride, carbonates, EO and EG
Polymers	Ethylene (produced at the Odessa, Texas facilities primarily for internal use), polyethylene, polypropylene, expandable polystyrene, styrene and APAO
Pigments	Titanium dioxide ("TiO2")
Base Chemicals	Ethylene, propylene, butadiene, MTBE, benzene, cyclohexane and paraxylene

        Our products are divided into two broad categories—differentiated and commodity chemicals. Our Polyurethanes, Advanced Materials and Performance Products segments produce differentiated products, and our Pigments, Polymers and Base Chemicals segments produce commodity chemicals. Among our commodity products, our Pigments business, while cyclical, is influenced largely by demand patterns in the coatings industry. Certain products in our Polymers segment also follow different trends than petrochemical commodities as a result of our niche marketing strategy for such products that focuses on supplying customized formulations. Nevertheless, each of our six operating segments is impacted to some degree by economic conditions, prices of raw materials and global supply and demand pressures.

        Historically, the demand for many of our Polyurethanes and Advanced Materials products has been relatively resistant to changes in global economic conditions as industry growth in product demand has been strongly influenced by continuing product substitution, innovation and new product development. The stability of demand has also benefited from the wide variety of end markets for our Polyurethanes and Advanced Materials products. Historically, sales volumes of MDI, a Polyurethanes segment product, have grown at rates in excess of global GDP growth and margins for MDI have been relatively stable. The global market for PO, also a Polyurethanes product, is influenced by supply and demand imbalances. PO demand is largely driven by growth in the polyurethane industry, and, as a result, growth rates for PO have generally exceeded GDP growth rates. As a co-product of our PO manufacturing process, we also produce MTBE. MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. See "—Liquidity and Capital Resources—Environmental, Health and Safety Matters—MTBE Developments" below for more information on the legal and regulatory developments that may curtail or eliminate the use of MTBE in gasoline in the future.

        In our Performance Products segment, demand for our performance specialties has generally continued to grow at rates in excess of GDP as overall demand is significantly influenced by new product and application development. In 2004, overall demand for most of our performance intermediates has generally been stable or improving, but excess surfactant manufacturing capacity in Europe and a decline in the use of LAB in new detergent formulations has limited our ability to increase prices in response to higher raw material costs. In EG, higher industry capacity utilization rates in 2004 due to stronger demand in the PET resin and Asian fiber markets have resulted in higher profitability.

        Historically, demand for TiO2 pigments has grown at rates approximately equal to global GDP growth. Pigment prices have historically reflected industry-wide operating rates but have typically lagged behind movements in these rates by up to twelve months due to the effects of product stocking and destocking by customers and producers, contract arrangements and seasonality. The industry experiences some seasonality in its sales because sales of paints, the largest end use for TiO2, generally peak during the spring and summer months in the northern hemisphere. This results in greater sales volumes in the second and third quarters of the year.

        The profitability of our Polymers and Base Chemicals businesses has historically been cyclical in nature. The industry has recently operated in a down cycle that resulted from significant new capacity additions, weak demand reflecting soft global economic conditions and high crude oil and natural gas-based raw material costs. Despite continued high feedstock costs, the profitability of our Base Chemicals business has improved in 2004 as demand has strengthened and average selling prices and profit margins have increased in most of our product lines.

        Our Polymers business is comprised of two regionally focused businesses, one in North America and one in Australia. We pursue a niche marketing strategy for certain of our Polymers products by focusing on those customers that require customized polymer formulations and that are willing to pay for customized formulations, which results in high operating rates and more stable profitability. A substantial portion of our Base Chemicals product portfolio is integrated into the supply chain for our Polyurethanes and Performance Products segments where these building block materials are upgraded into higher value differentiated products and then sold to third parties.

Recent Developments

Proposed Initial Public Offering of Parent Company

        On September 13, 2004, our ultimate parent company announced a proposed initial public offering of common stock. A registration statement relating to the proposed offering is expected to be filed during the fourth quarter of 2004.

Refinancing of HLLC Credit Facilities

        On October 14, 2004, Huntsman LLC completed a $1.065 billion refinancing of its senior secured credit facilities. The new credit facilities consist of a $350 million revolving facility due 2009 (the "HLLC Revolving Facility") and a $715 million term loan B facility due 2010 (the "HLLC Term Facility," and together with the HLLC Revolving Facility, the "HLLC Credit Facilities"). Proceeds of the refinancing were used to repay in full the outstanding borrowings under Huntsman LLC's previously existing senior secured credit facilities. See further details concerning the refinancing of Huntsman LLC's senior credit facilities in "Liquidity and Capital Resources—Debt and Liquidity" below.

Results of Operations (Historical)

Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2003 (Unaudited) (Dollars in Millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003(2)(3)	% Change
Revenues	$2,946.7	$2,302.2	28%	$8,357.7	$4,711.1	NM
Cost of goods sold	2,573.0	2,055.6	25%	7,358.0	4,258.7	NM

Gross profit	373.7	246.6	52%	999.7	452.4	NM
Operating expenses	167.4	190.0	(12)%	580.9	333.3	NM
Restructuring and plant closing costs	43.2	4.8	NM	202.4	27.2	NM

Total expenses	210.6	194.8	8%	783.3	360.5

Operating income	163.1	51.8	215%	216.4	91.9	NM
Interest expense, net	(154.6)	(138.6)	12%	(459.5)	(260.7)	NM
Loss on sale of accounts receivable securitization program	(3.7)	(3.4)	9%	(10.2)	(11.9)	NM
Equity (losses) income on investments in unconsolidated affiliates	(0.1)	0.5	NM	3.0	(38.2)	NM
Other income (expense)	3.1	0.8	288%	(0.8)	0.4	NM

Income (loss) before income tax benefit and minority interests	7.8	(88.9)	NM	(251.1)	(218.5)	NM
Income tax benefit (expense)	36.1	(2.3)	NM	25.7	3.8	NM
Minority interests in subsidiaries' (income) loss	(0.2)	0.5	NM	(1.1)	0.5	NM

Net income (loss)	43.7	(90.7)	NM	(226.5)	(214.2)	NM
Interest expense, net	154.6	138.6	12%	459.5	260.7	NM
Income tax (benefit) expense	(36.1)	2.3	NM	(25.7)	(3.8)	NM
Depreciation and amortization	131.0	116.7	12%	410.3	230.5	NM

EBITDA(1)	$293.2	$166.9	76%	$617.6	$273.2	NM

NM—Not meaningful.

(1)
EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization. We believe that EBITDA information enhances an investor's understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. In addition, we refer to EBITDA because certain covenants in our borrowing arrangements are tied to similar measures. However, EBITDA should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by generally accepted accounting principles in the United States. We understand that while EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, EBITDA as used herein is not necessarily comparable to other similarly titled measures of other companies due to potential inconsistencies in the method of calculation. Our management uses EBITDA to assess financial performance and debt service capabilities. In assessing financial performance, our management reviews EBITDA as a general indicator of economic performance compared to prior periods. Because EBITDA excludes interest, income taxes, depreciation and amortization, EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization. Our management believes this type of measurement is useful for comparing general operating performance from period to period and making certain related management decisions. Nevertheless, our management recognizes that there are material limitations associated with the use of EBITDA as compared to net income, which reflects overall financial performance, including the effects of interest, income taxes, depreciation and amortization.

Included in EBITDA are the following items:

	Three Months Ended September 30.		Nine Months Ended September 30.
	2004	2003	2004	2003
Foreign curreny effect of predecessor debt	$—	$—	$—	$(33.8)
Loss on accounts receivable securitization program	(3.7)	(3.4)	(10.2)	(11.9)
Gain (loss) on early extinguishment of debt	2.3	—	(1.9)	—
Asset write down	—	(3.0)	—	(3.0)
Legal and contract settlement credits (expenses), net	10.9	—	(6.1)	—
Restructuring and plant closing costs:
Polyurethanes	$(9.9)	$(3.7)	$(32.8)	$(5.1)
Performance Products	(20.4)	—	(41.2)	(20.1)
Pigments	(3.6)	(1.1)	(111.7)	(1.1)
Polymers	(2.4)	—	(7.6)	(0.9)
Base Chemicals	(6.9)	—	(9.1)	—

Total restructuring and plant closing costs	$(43.2)	$(4.8)	$(202.4)	$(27.2)

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

(3)
On May 9, 2003, we completed the HIH Consolidation Transaction, and, on June 30, 2003, our affiliates completed the AdMat Transaction. Accordingly, effective May 1, 2003, HIH became a consolidated subsidiary of our Company. As of May 1, 2003, HIH's total assets of $5,187.1 million (including cash of $62.2 million), total liabilities of $4,889.2 million, and minority interest of $1.0 million were consolidated into our Company. Effective June 30, 2003, AdMat became a consolidated subsidiary of our Company. As of June 30, 2003, AdMat's total assets of $923.5 million (including cash of $69.1 million), total liabilities of $702.6 million, and minority interest of $26.3 million were consolidated into our Company. As a consequence, our results for the three months ended September 30, 2004 are not comparable to the results presented for the same period in 2003.

Pro Forma Financial Information

        In order to present data that is useful for comparative purposes, the following has been prepared as if HIH and AdMat were consolidated subsidiaries as of January 1, 2003. HIH became a consolidated subsidiary as of May 1, 2003 and AdMat became a consolidated subsidiary as of June 30, 2003. To complete the pro forma information, we have consolidated the additional operations and elimination entries of related parties for HIH and AdMat for the nine months ended September 30, 2003. We believe the use of pro forma results for the periods covered in this report provides a more meaningful comparison of our results between the applicable periods. These results do not necessarily reflect the results that would have been obtained if we had consolidated HIH and AdMat on the dates indicated or that may be expected in the future.

Results of Operations (Pro Forma)

Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2003 (Pro Forma) (Unaudited) (Dollars in Millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
	(Historical)	(Historical)		(Historical)	(Pro Forma)
Revenues	$2,946.7	$2,302.2	28%	$8,357.7	$6,885.2	21%
Cost of goods sold	2,573.0	2,055.6	25%	7,358.0	6,150.1	20%

Gross profit	373.7	246.6	52%	999.7	735.1	36%
Operating expenses	167.4	190.0	(12)%	580.9	539.7	8%
Reorganization costs	—	—	NM	—	27.5	NM
Restructuring and plant closing costs	43.2	4.8	NM	202.4	44.3	NM

Total expenses	210.6	194.8	8%	783.3	611.5	28%

Operating income	163.1	51.8	215%	216.4	123.6	75%
Interest expense, net	(154.6)	(138.6)	12%	(459.5)	(399.2)	15%
Loss on sale of accounts receivable securitization program	(3.7)	(3.4)	9%	(10.2)	(24.0)	(58)%
Equity (losses) income on investments in unconsolidated affiliates	(0.1)	0.5	NM	3.0	0.8	275%
Other income (expense)	3.1	0.8	288%	(0.8)	(1.8)	(56)%

Income (loss) before income tax benefit and minority interests	7.8	(88.9)	NM	(251.1)	(300.6)	(16)%
Income tax benefit (expense)	36.1	(2.3)	NM	25.7	2.2	NM
Minority interests in subsidiaries' (income) loss	(0.2)	0.5	NM	(1.1)	(31.1)	(96)%

Net income (loss)	43.7	(90.7)	NM	(226.5)	(329.5)	(31)%
Interest expense, net	154.6	138.6	12%	459.5	399.2	15%
Income tax (benefit) expense	(36.1)	2.3	NM	(25.7)	(2.2)	NM
Depreciation and amortization	131.0	116.7	12%	410.3	358.9	14%

EBITDA(1)	$293.2	$166.9	76%	$617.6	$426.4	45%

NM—Not meaningful.

(1)
EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization. We believe that EBITDA information enhances an investor's understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. In addition, we refer to EBITDA because certain covenants in our borrowing arrangements are tied to similar measures. However, EBITDA should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by generally accepted accounting principles in the United States. We understand that while EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, EBITDA as used herein is not necessarily comparable to other similarly titled measures of other companies due to potential inconsistencies in the method of calculation. Our management uses EBITDA to assess financial performance and debt service capabilities. In assessing financial performance, our management reviews EBITDA as a general indicator of economic performance compared to prior periods. Because EBITDA excludes interest, income taxes, depreciation and amortization, EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization. Our management believes this type of measurement is useful for comparing general operating performance from period to period and making certain related management decisions. Nevertheless, our management recognizes that there are material limitations associated with the use of EBITDA as compared to net income, which reflects overall financial performance, including the effects of interest, income taxes, depreciation and amortization.

Included in EBITDA are the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Historical)	(Historical)	(Historical)	(Pro Forma)
Foreign currency effect of predecessor debt structure	$—	$—	$—	$(33.8)
Loss on accounts receivable securitization program	(3.7)	(3.4)	(10.2)	(24.0)
Gain (loss) on early extinguishment of debt	2.3	—	(1.9)	—
Asset write down	—	(3.0)	—	(5.8)
Legal and contract settlement credits (expenses), net	10.9	—	(6.1)	(5.5)
Reorganization costs	—	—	—	(27.5)
Restructuring and plant closing costs:		—
Polyurethanes	$(9.9)	$(3.7)	$(32.8)	$(22.2)
Performance Products	(20.4)	—	(41.2)	(20.1)
Pigments	(3.6)	(1.1)	(111.7)	(1.1)
Polymers	(2.4)	—	(7.6)	(0.9)
Base Chemicals	(6.9)	—	(9.1)	—

Total restructuring and plant closing costs	$(43.2)	$(4.8)	$(202.4)	$(44.3)

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

        For the three months ended September 30, 2004, we had net income of $43.7 million on revenues of $2,946.7 million compared to a net loss of $90.7 million on revenues of $2,302.2 million for the same period in 2003. The increase of $134.4 million in net income was the result of the following items:

  •
  Revenues for the three months ended September 30, 2004 increased by $644.5 million, or 28%, from the same period in 2003, primarily due to higher average selling prices in all of our operating segments and increased sales volumes in our Polyurethanes, Advanced Materials, Base Chemicals, Polymers and Pigments segments. Average selling prices increased primarily in response to improved market conditions and the effects of higher underlying raw material and energy prices. Average selling prices also increased as a result of the strengthening of the major European currencies versus the U.S. dollar. Sales volumes increased due to improved customer demand for our products.

  •
  Gross profit for the three months ended September 30, 2004 increased by $127.1 million, or 52%, from the same period in 2003. This increase was mainly the result of higher average selling prices and sales volumes, which more than offset higher raw material and energy costs in the third quarter of 2004 as compared to the same period in 2003. Fixed manufacturing costs were higher primarily due to the strength of the major European currencies versus the U.S. dollar.

  •
  Operating expenses for the three months ended September 30, 2004 decreased by $22.6 million, or 12%, from the same period in 2003. This decrease was primarily comprised of foreign exchange gains attributable to the revaluation of working capital and from the translation of period-end intercompany financing balances at Advanced Materials and to legal settlement credits of $10.9 million as a result of net proceeds from a settlement with Ciba on July 21, 2004 in relation to infringement on patents owned by Taiyo. See "Part II—Item 1. Legal Procedures" below.

  •
  Restructuring and plant closing costs for the three months ended September 30, 2004 increased by $38.4 million to $43.2 million from $4.8 million in the same period in 2003. For further discussion of restructuring activities, see "—Restructuring and Plant Closing Costs" below.

  •
  Net interest expense for the three months ended September 30, 2004 increased by $16.0 million, or 12%, from the same period in 2003, primarily due to additional debt and higher interest rates on our borrowings in the three months ended September 30, 2004 as compared to the same period in 2003. In addition, interest expense increased as a result of the compounding of interest on the 13.375% senior discount notes due 2009 of HIH (the "HIH Senior Discount Notes") and our 15% senior secured discount notes due 2008 (the "HMP Senior Discount Notes" and, together with the HIH Senior Discount Notes, the "Discount Notes"). Until maturity, interest on the Discount Notes is paid in kind, not in cash.

  •
  Income tax benefit increased by $38.4 million to $36.1 million for the three months ended September 30, 2004 as compared to an expense of $2.3 million for the same period in 2003. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. Increased tax benefit was largely due to changes in pre-tax income. Substantially all non-U.S. operations of our AdMat subsidiary are treated as branches for U.S. income tax purposes and are, therefore, subject to both U.S. and non-U.S. income tax. The U.S. tax implications of income from AdMat operations are offset by other U.S. losses, which results in no U.S. tax expense or benefit, net of valuation allowances. Application of the statutory rate would result in a non-U.S. tax expense of approximately $11.8 million on $33.8 million of AdMat pre-tax income. An additional $14.2 million of tax expense was primarily the result of our recognizing losses in jurisdictions where little or no tax benefit was provided. In addition, we recognized a $64.3 million benefit attributable to non-AdMat foreign operations. In particular, during the three months ended September 30, 2004, we recognized non-recurring benefits in Spain, France and Holland of approximately $27 million associated with enacted changes in tax rates, the settlement of tax authority examinations and the reversal of previously established valuation allowances. In addition, we recognized approximately $24 million of benefit from losses in jurisdictions not subject to valuation allowances as well as treaty negotiated reductions in statutory rates.

        The following table sets forth the revenues and EBITDA for each of our operating segments (dollars in millions):

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	% Change
Revenues
Polyurethanes	$743.9	$597.4	25%
Advanced Materials	294.1	258.7	14%
Performance Products	493.7	439.5	12%
Polymers	380.9	289.3	32%
Pigments	261.6	251.0	4%
Base Chemicals	985.5	639.3	54%
Eliminations	(213.0)	(173.0)	23%

Total	$2,946.7	$2,302.2	28%

Segment EBITDA
Polyurethanes	$97.9	$68.9	42%
Advanced Materials	56.1	19.5	188%
Performance Products	31.5	41.6	(24)%
Polymers	26.5	17.3	53%
Pigments	22.2	28.5	(22)%
Base Chemicals	70.3	2.8	NM
Corporate and other	(11.3)	(11.7)	(3)%

Total	$293.2	$166.9	76%

Polyurethanes

        For the three months ended September 30, 2004, Polyurethanes revenues increased by $146.5 million, or 25%, from the same period in 2003, primarily from higher average selling prices and higher sales volumes for MDI. MDI revenues increased by 34%, resulting from 19% higher average selling prices and 13% higher sales volumes. The increase in MDI average selling prices resulted principally from improved market demand coupled with tighter supply, stronger major European currencies versus the U.S. dollar and in response to higher raw material and energy costs. Higher MDI sales volumes reflect further extension of markets for MDI and recent improvements in global economic conditions.

        For the three months ended September 30, 2004, Polyurethanes segment EBITDA increased by $29.0 million, or 42%, from the same period in 2003. Increased segment EBITDA resulted mainly from increased sales volumes and higher average selling prices, partly offset by increased raw material and energy costs. For the third quarter 2004 and 2003, restructuring charges of $9.9 million and $3.7 million, respectively, were included in EBITDA.

Advanced Materials

        Advanced Materials revenues for the three months ended September 30, 2004 increased by $35.4 million, or 14% from the same period in 2003, primarily attributable to a 9% increase in average selling prices and a 4% increase in sales volumes. Average selling prices were higher due to price increase initiatives in certain markets in response to improved demand, higher raw material costs and the effect of the strength of the major European currencies versus the U.S. dollar. The increases in sales volumes were due to increased customer demand.

        For the three months ended September 30, 2004, Advanced Materials EBITDA increased by $36.6 million, or 188%, from the same period in 2003 primarily from higher average selling prices and sales volumes and lower administrative expenses, partially offset by higher raw material and manufacturing costs resulting from the strength of the major European currencies versus the U.S. dollar. During the third quarter of 2004, Advanced Materials also recorded legal settlement credits of $10.9 million as a result of net proceeds from a settlement with Ciba on July 21, 2004 in relation to infringements on patents owned by Taiyo. See "Part II—Item 1. Legal Proceedings" below.

Performance Products

        For the three months ended September 30, 2004, Performance Products revenues increased by $54.2 million, or 12%, from the same period in 2003, primarily as a result of higher average selling prices for all products, offset somewhat by overall lower sales volumes in certain product lines. Overall, average selling prices increased by 18% in response to higher raw material and energy costs, improved market conditions and the strength of European and Australian currencies versus the U.S. dollar. A 4% decrease in sales volumes resulted principally from weak demand for LAB and surfactants. The reduction in surfactants sales volumes was due to reduced customer demand in certain product lines and increased competition in the marketplace.

        For the three months ended September 30, 2004, Performance Products segment EBITDA decreased by $10.1 million, or 24%, from the same period in 2003. This decrease is mainly due to the restructuring charge of $20.4 million related to workforce reductions at all of our European surfactants locations and the closure of our Queeny, Missouri and Austin, Texas facilities. Higher average selling prices, particularly for ethylene glycol, were partially offset by higher raw material and energy costs and lower sales volumes.

Polymers

        For the three months ended September 30, 2004, Polymers revenues increased by $91.6 million, or 32%, from the same period in 2003 due mainly to 30% higher average selling prices and 2% higher sales volumes. Higher average selling prices were primarily in response to higher raw material and energy costs while sales volumes increased principally as a result of stronger customer demand.

        For the three months ended September 30, 2004, Polymers segment EBITDA increased by $9.2 million, or 53%, from the same period in 2003. The increase in EBITDA was primarily due to higher average selling prices, higher sales volumes and improved production efficiencies that more than offset higher raw material and energy costs and a 2.4 million restructuring charge related to the closure of an Australian manufacturing unit.

Pigments

        For the three months ended September 30, 2004, Pigment segment revenues increased by $10.6 million, or 4%, from the same period in 2003, resulting principally from higher sales volumes, higher average selling prices in North America and Asia and the strengthening of major European currencies versus the U.S. dollar, offset somewhat by lower average selling prices in local European currencies.

        For the three months ended September 30, 2004, EBITDA for the Pigments segment decreased by $6.3 million, or 22%. Increased costs due to the strengthening of the major European currencies versus the U.S. dollar and lower average selling prices in local European currencies were partially offset by higher sales volumes and higher average selling prices in North America and Asia. During the third quarter of 2004 and 2003, we recorded restructuring charges of $3.6 million and $1.1 million, respectively.

Base Chemicals

        For the three months ended September 30, 2004, Base Chemicals revenues increased $346.2 million, or 54%, from the same period in 2003, due mainly to 58% higher average selling prices across our key products, primarily in response to higher raw material and energy costs and the strengthening of major European currencies versus the U.S. dollar. This increase was slightly offset by a 1% decrease in sales volumes, principally as a result of limited production due to raw material availability.

        For the three months ended September 30, 2004, Base Chemicals segment EBITDA increased by $67.5 million to $70.3 million from $2.8 million for the same period in 2003, resulting primarily from higher average selling prices, partially offset by higher raw material and energy costs. During the third quarter of 2004, the Base Chemicals segment recorded a restructuring charge of $6.9 million relating to workforce reductions.

Corporate and Other

        Corporate and other items includes unallocated corporate overhead, unallocated foreign exchange gains and losses, loss on the sale of accounts receivable, other non-operating income and expense and minority interest in subsidiaries' loss. For the three months ended September 30, 2004, EBITDA from corporate and other items remained relatively unchanged at a loss of $11.3 million.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003 (Pro Forma)

        For the nine months ended September 30, 2004, we had a net loss of $226.5 on revenues of $8,357.7 compared to a net loss of $329.5 million on revenues of $6,885.2 million for the same period in 2003. The decrease of $103.0 million in net loss was the result of the following items:

  •
  Revenues for the nine months ended September 30, 2004 increased by $1,472.5 million, or 21%, from the same period in 2003 due to higher average selling prices in all of our operating segments and higher sales volumes in our Polyurethanes, Advanced Materials, Polymers, Pigments and Base Chemicals segments. Average selling prices increased primarily due to the effects of underlying raw material and energy prices and improved market conditions. Average selling prices also increased as a result of the strengthening of the major European currencies versus the U.S. dollar. Sales volumes increased due primarily to improved customer demand for our products.

  •
  Gross profit for the nine months ended September 30, 2004 increased by $264.6 million, or 36%, from the same period in 2003. This increase, which occurred in all our segments except

    Performance Products, was mainly the result of higher average selling prices which more than offset higher raw material and energy costs in the 2004 period as compared to the same period in 2003. Fixed manufacturing costs were higher due to the strength of the major European currencies versus the U.S. dollar.

  •
  Operating expenses for the nine months ended September 30, 2004 increased by $41.2 million, or 8%, from the same period in 2003. This increase was primarily the result of a $53.8 million decrease in unallocated foreign exchange gains in the 2004 period, partially offset by cost savings resulting from our ongoing restructuring efforts.

  •
  The reorganization costs of $27.5 million in the nine months ended September 30, 2003 related to a number of cost reduction programs by the predecessor company of AdMat.

  •
  Restructuring and plant closing costs for the nine months ended September 30, 2004 increased by $158.1 million to $202.4 million from $44.3 million in the same period in 2003. For further discussion of restructuring activities, see "—Restructuring and Plant Closing Costs" below.

  •
  Net interest expense for the nine months ended September 30, 2004 increased by $60.3 million, or 15%, from the same period in 2003, primarily due to additional debt and higher interest rates on our borrowings in the 2004 period as compared to the same period in 2003. In addition, interest expense increased as a result of the compounding of interest on the Discount Notes. Until maturity, interest on the Discount Notes is paid in kind, not in cash. Interest on the HMP Senior Discount Notes is only reflected in the 2003 period from May 9, 2003, the date such notes were issued.

  •
  In the nine months ended September 30, 2004, losses on our accounts receivable securitization program decreased $13.8 million, or 58%, when compared with the same period in 2003. This decrease is mainly attributable to reduced losses on foreign currency hedge contracts in the 2004 period as compared to the 2003 period, primarily in response to an amendment to our accounts receivable securitization program that permits euro-denominated debt, thereby reducing the need for foreign currency hedge contracts.

  •
  Income tax benefit increased by $21.9 million to $25.7 million for the three months ended September 30, 2004 as compared to $3.8 million for the same period in 2003. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. Increased tax benefit was largely due to changes in pre-tax income. Substantially all non-U.S. operations of our AdMat subsidiary are treated as branches for U.S. income tax purposes and are, therefore, subject to both U.S. and non-U.S. income tax. The U.S. tax implications of income from AdMat operations are offset by other U.S. losses, which results in no U.S. tax expense or benefit, net of valuation allowances. Application of the statutory rate would result in a non-U.S. tax expense of approximately $17 million on $50.0 million of AdMat pre-tax income. An additional $15.3 million of tax expense was primarily the result of our recognizing losses in jurisdictions where little or no tax benefit was provided. In addition, we recognized a $55.0 million benefit attributable to non-AdMat foreign operations. In particular, during the nine months ended September 30th, we recognized non-recurring benefits in Spain, France and Holland of approximately $27 million associated with enacted changes in tax rates, the settlement of tax authority examinations and the reversal of previously established valuation allowances. In addition, we recognized approximately $24 million of benefit from losses in jurisdictions not subject to valuation allowances as well as treaty negotiated reductions in statutory rates.

        The following table sets forth the revenues and EBITDA for each of our operating segments (dollars in millions):

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	% Change
	(Historical)	(Pro Forma)
Revenues
Polyurethanes	$2,117.4	$1,718.1	23%
Advanced Materials	866.4	790.5	10%
Performance Products	1,399.7	1,266.3	11%
Polymers	1,019.6	847.7	20%
Pigments	794.7	752.5	6%
Base Chemicals	2,755.8	1,954.2	41%
Eliminations	(595.9)	(444.1)	34%

Total	$8,357.7	$6,885.2	21%

Segment EBITDA
Polyurethanes	$270.7	$157.1	72%
Advanced Materials	121.3	(4.7)	NM
Performance Products	82.9	90.3	(8)%
Polymers	45.6	53.4	(15)%
Pigments	(53.6)	88.3	NM
Base Chemicals	204.8	55.8	267%
Corporate and other	(54.1)	(13.8)	292%

Total	$617.6	$426.4	45%

NM—Not meaningful

Polyurethanes

        For the nine months ended September 30, 2004, Polyurethanes revenues increased by $399.3 million, or 23%, from the same period in 2003, primarily from higher average selling prices and higher sales volumes for MDI. MDI revenues increased by 30%, resulting from 16% higher sales volumes and 12% higher average selling prices. The increase in MDI average selling prices resulted principally from improved market demand coupled with tighter supply, stronger major European currencies versus the U.S. dollar and in response to higher raw material and energy costs. Higher MDI volumes reflect further extension of markets for MDI and recent improvements in global economic conditions.

        For the nine months ended September 30, 2004, Polyurethanes segment EBITDA increased by $113.6 million, or 72%, from the same period in 2003. Increased segment EBITDA resulted mainly from higher sales volumes and higher average selling prices, partly offset increased raw material and energy costs and higher restructuring costs. For the nine months ended September 30, 2004 and 2003, restructuring charges of $32.8 million and $22.2 million, respectively, were included in EBITDA.

Advanced Materials

        On a pro forma basis, Advanced Materials revenues for the nine months ended September 30, 2004 increased by $75.9 million, or 10%, from the same period in 2003. Higher revenues were attributable to a 10% increase in average selling prices, with stable sales volumes. Average selling prices were higher due to price increase initiatives in certain markets in response to improved demand, higher raw material costs and the effect of the strength of the major European currencies versus the U.S. dollar.

        For the nine months ended September 30, 2004, Advanced Materials EBITDA increased by $126.0 million to earnings of $121.3 million from a loss of $4.7 million for the same period of 2003. The increase in EBITDA was primarily due to higher average selling prices and lower reorganization and contract settlement costs, partially offset by higher raw material and manufacturing costs attributable to the strength of the major European currencies versus the U.S. dollar. In addition, the 2003 period includes foreign currency losses of $33.8 million related to the debt structure of AdMat's predecessor.

Performance Products

        For the nine months ended September 30, 2004, Performance Products revenues increased by $133.4 million, or 11%, from the same period in 2003 primarily as a result of higher average selling prices for all products, offset somewhat by lower sales volumes in certain product lines. Overall, average selling prices increased by 14% in response to higher raw material and energy costs, improved market conditions and the strength of European and Australian currencies versus the U.S. dollar. The 3% decrease in sales volumes resulted principally from lower amine and surfactants sales. The reduction in surfactants sales volumes was due to reduced customer demand in certain product lines and increased competition in the marketplace.

        For the nine months ended September 30, 2004, Performance Products segment EBITDA decreased by $7.4 million, or 8%, from the same period in 2003, resulting primarily from higher raw material and energy costs and higher restructuring charges that more than offset higher average selling prices, particularly for ethylene glycol. During the nine months ended September 30, 2004, we recorded restructuring charges of $41.2 million related to workforce reductions at several of our European surfactants locations and the closure of our Guelph, Canada, Queeny, Missouri and Austin, Texas facilities. In the same period in 2003, we recorded a $20.1 million restructuring charge mainly related to the closure of a number of units at our Whitehaven, U.K. facility.

Polymers

        For the nine months ended September 30, 2004, Polymers revenues increased by $171.9 million, or 20%, from the same period in 2003 due mainly to 17% higher average selling prices and 3% higher sales volumes. Higher average selling prices were primarily in response to higher raw material and energy costs while sales volumes increased principally as a result of stronger customer demand.

        For the nine months ended September 30, 2004, Polymers segment EBITDA decreased by $7.8 million, or 15%, from the same period in 2003. The decrease in EBITDA was primarily due to higher raw material and energy costs, and $7.6 million restructuring charge related to the closure of an Australian manufacturing unit and the $8.5 million unfavorable impact of foreign exchange movements, partially offset by higher average selling prices, higher sales volumes and improved production efficiencies.

Pigments

        For the nine months ended September 30, 2004, Pigments segment revenues increased by $42.2 million, or 6%, from the same period in 2003, resulting principally from higher sales volumes, higher average selling prices in North America and Asia and the strengthening of major European currencies versus the U.S. dollar, offset somewhat by lower average selling prices in local European currencies.

        Pigments segment EBITDA for the nine months ended September 30, 2004 decreased by $141.9 million to a loss of $53.6 million from income of $88.3 million for the same period in 2003. The decrease in segment EBITDA is mainly due to restructuring and plant closing costs of $111.7 million, charges of $14.9 million relating to the payment of costs and settlement amounts for Discoloration Claims recorded in the 2004 period, increased costs due to the strengthening of the major European currencies versus the U.S. dollar and lower average selling prices in local European currencies. Somewhat offsetting these decreases were increases to EBITDA from higher sales volumes and higher average selling prices in North America and Asia. During the nine months ended September 30, 2004 and 2003, our Pigments segment recorded restructuring charges of $111.7 million and $1.1 million, respectively.

Base Chemicals

        For the nine months ended September 30, 2004, Base Chemicals revenues increased $801.6 million, or 41%, from the same period in 2003 due mainly to a 30% increase in average selling prices and an 8% increase in sales volumes. Higher average selling prices were primarily in response to higher raw material and energy costs and the strengthening of major European currencies versus the U.S. dollar. Sales volumes increased for all key products driven by increased sales volumes of ethylene, propylene and cyclohexane of 6%, 12% and 12%, respectively, principally as a result of increased demand.

        For the nine months ended September 30, 2004, Base Chemicals segment EBITDA increased by $149.0 million, or 267%, from the same period in 2003 primarily as a result of higher average selling prices, increased sales volumes and lower operating expenses resulting from our on-going cost reduction initiatives, partially offset by higher raw material and energy costs and higher restructuring costs. During the nine months ended September 30, 2004, our Base Chemicals segment recorded restructuring charges of $9.1 million related to workforce reductions primarily at our Wilton and North Tees, U.K. facilities.

Corporate and Other

        Corporate and other items includes unallocated corporate overhead, unallocated foreign exchange gains and losses, loss on the sale of accounts receivable, other non-operating income and expense and minority interest in subsidiaries' loss. For the nine months ended September 30, 2004, EBITDA from corporate and other items decreased by $40.3 million to a loss of $54.1 million from a loss of $13.8 million for the same period in 2003. Lower EBITDA resulted primarily from a negative impact from unallocated foreign currency gains and losses in the nine months ended September 30, 2004 as compared to the comparable period in 2003, partially offset by a decrease in minority interest in subsidiaries income and reduced losses on our accounts receivable securitization program.

Liquidity and Capital Resources

        Historical financial information presented herein, unless otherwise designated, may not be comparative with prior periods. On May 9, 2004, we acquired the ICI subsidiary that held ICI's 30% interest in HIH, thereby eliminating any significant participation rights previously granted to IC, and we acquired the remaining minority interests (approximately 9%) held in HIH by institutional investors (the "HIH Consolidation Transaction"). As a result effective May 1, 2003, HIH's operations became consolidated in our financial statements. In addition, effective June 30, 2003, with our acquisition of AdMat (the "AdMat Transaction"), the results of AdMat became consolidated in our financial statements.

Cash

        Net cash provided (used) by operating activities for the nine months ended September 30, 2004 and September 30, 2003 was $55.9 million and $(36.6) million, respectively. The variance is largely attributed to the non-comparative nature of historical results as mentioned above due to the HIH Consolidation Transaction and the AdMat Transaction that occurred in 2003. The net loss in the 2004 period was $12.3 million higher than in the 2003 period. Offsetting this increased loss were net favorable adjustments to reconcile net loss to net cash used in operating activities, including higher depreciation and amortization by $179.8 million in the 2004 period, higher non-cash restructuring charges in the 2004 period by $96.7, and higher non-cash interest expense by $73.5, partially offset by a net increase in net operating assets and liabilities of $157.0 in the 2004 period versus the 2003 period. In addition, the adjustments for deferred income taxes and equity in (gain) loss of investment in unconsolidated affiliates decreased by $38.4 million and $41.2 million, respectively.

        Net cash used in investing activities for the nine months ended September 30, 2004 and September 30, 2003 was $153.1 million and $843.0 million, respectively. The variance is largely attributed to the non-comparative nature of historical results as mentioned above due to the HIH Consolidation Transaction and the AdMat Transaction that occurred in 2003. The investing activities for the nine months ended September 30, 2003 include the acquisition of minority interests in connection with the HIH Consolidation Transaction and the cash paid in connection with the AdMat Transaction. Capital expenditures in the 2004 period were $15.1 million higher in the 2004 period than in the 2003 period, largely attributable to the non-comparative nature of the 2003 results.

        Net cash provided by financing activities for the nine months ended September 30, 2004 and September 30, 2003 was $128.2 million and $947.7 million, respectively. The variance is largely attributed to the non-comparative nature of historical results as mentioned above due to the HIH Consolidation Transaction and the AdMat Transaction that occurred in 2003. The financing activities for the nine months ended September 30, 2003 include: (i) the issuance of the HMP Discount Notes and the HMP Warrants resulting in net cash proceeds of $415 million used to purchase the minority interests in HIH and to complete the purchase of senior subordinated discount notes of HIH; (ii) the issuance of $380 million in aggregate principal amount of the HLLC Senior Secured Notes (as defined below), the net proceeds of which were used to repay indebtedness under the HLLC senior credit facilities; and (iii) the issuance of $350 million in aggregate principal amount of the AdMat Senior Secured Notes (as defined below), the proceeds of which were used to acquire AdMat in connection with the AdMat Transaction. The financing activities for the nine months ended September 30, 2004, include: (i) the refinancing of the HI Credit Facilities (as defined below); (ii) the issuance of the HLLC Senior Notes in the aggregate principal amount of $400 million, the net proceeds of which were used to repay amounts outstanding under the HLLC senior credit facilities and the Australian senior credit facilities; (iii) the refinancing of the Australian senior credit facilities; and (iv) the repayment, in full, of $36.8 million on the senior unsecured notes of Huntsman Polymers with borrowings under the HLLC senior credit facilities.

Debt and Liquidity

Company

        On May 9, 2003, in connection with the HIH Consolidation Transaction, we issued 875,000 units consisting of $875 million aggregate principal amount 15% senior secured discount notes due 2008 (the "HMP Senior Discount Notes") and warrants to purchase approximately 12% of our common stock (the "Warrants"). Cash proceeds from the offering were $415 million, resulting from an issuance price of $423.5 million net of a 2% discount, or $8.5 million. We have recorded the HMP Senior Discount Notes at an original carrying value of $285.0 million, and we have recorded the warrants at an original carrying value of $130.0 million. As of September 30, 2004, the HMP Senior Discount Notes have a book value of $389.5 million and an accreted value of $518.2 million. The HMP Senior Discount Notes are secured by a first priority lien on the HIH Senior Subordinated Discount Notes (as defined below), the 10% direct and 30% indirect equity interests we hold in HIH, our common stock outstanding as of May 9, 2003, and the equity interests we hold in Huntsman LLC. The HMP Senior Discount Notes are redeemable beginning November 15, 2004 at stipulated redemption prices declining from 107.5% to 100% of accreted value by May 15, 2007. The HMP Senior Discount Notes contain certain restrictions including limits on the incurrence of debt, restricted payments, liens, transactions with affiliates, and merger and sales of assets. Management believes we were in compliance with the covenants of the HMP Senior Discount Notes as of September 30, 2004.

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

  Huntsman LLC Debt (excluding HIH and HI)

  Secured Credit Facilities—HLLC restricted group

        On October 14, 2004, Huntsman LLC completed a $1.065 billion refinancing of its existing senior secured credit facilities. The HLLC Credit Facilities consist of the $350 million HLLC Revolving Facility due 2009 and the $715 million HLLC Term Facility due 2010. The HLLC Revolving Facility is secured by a first priority lien on substantially all the current and intangible assets of Huntsman LLC and its restricted domestic subsidiaries and by a second priority lien on substantially all the property, plant and equipment of Huntsman LLC and its restricted domestic subsidiaries and its equity interest in HIH. The HLLC Term Facility is secured by a first priority lien on substantially all the property, plant and equipment of Huntsman LLC and its restricted domestic subsidiaries and its equity interest in HIH and by a second priority lien on substantially all the current and intangible assets of Huntsman LLC and its restricted domestic subsidiaries. The HLLC Credit Facilities are also guaranteed by HSCHC, Huntsman Specialty and substantially all of Huntsman LLC's domestic restricted subsidiaries (collectively the "HLLC Guarantors").

        Borrowings under the HLLC Revolving Facility are limited by a borrowing base consisting of eligible accounts receivable and inventory. The HLLC Term Facility has scheduled annual amortization payments of approximately $7 million, with the remaining balance due at maturity. The HLLC Revolving Facility and HLLC Term Facility bear interest at LIBOR plus 2.25% per annum and LIBOR plus 3.50% per annum, respectively. The HLLC Term Facility provides for a 0.50% reduction in interest rate margin upon the application of proceeds of a qualified public offering to permanently reduce at least $200 million of indebtedness at Huntsman LLC, of which at least $150 million must be senior secured indebtedness.

        Proceeds of the refinancing were used to repay in full the outstanding borrowings under Huntsman LLC's previously existing senior secured credit facilities. On September 30, 2004, prior to the completion of Huntsman LLC's refinancing, its prior credit facilities consisted of a $275 million revolving credit facility due 2006, and a $606.3 million term loan A facility and a $96.1 million term loan B facility, both due 2007. As of September 30, 2004, borrowings under the prior revolving credit facility bore interest at LIBOR plus 3.50% per annum, borrowings under the prior term loan A facility bore interest at LIBOR plus 4.00% per annum and borrowings under the prior term loan B facility bore interest at LIBOR 9.75% per annum.

        The HLLC Term Facility contains financial covenants including a minimum interest coverage ratio and a maximum debt to EBITDA ratio, as defined, and limits on capital expenditures. The HLLC Revolving Facility contains financial covenants including a minimum fixed charge coverage ratio, as defined, and limits on capital expenditures. In addition to financial covenants, the HLLC Credit Facilities contain other customary covenants relating to the incurrence of debt, the purchase and sale of assets, limitations on investments, affiliate transactions, change in control provisions, events of default and acceleration provisions.

  Notes—HLLC restricted group

        On September 30, 2003, Huntsman LLC sold $380 million aggregate principal amount of senior secured notes due 2010 bearing a fixed rate of interest of 11.625% (the "HLLC Senior Secured Notes") at an issue price of 98.8%. On December 3, 2003 Huntsman LLC sold an additional $75.4 million aggregate principal amount of the HLLC Senior Secured Notes at an issue price of 99.5%. Interest on the HLLC Senior Secured Notes is payable semi-annually in April 15 and October 15 of each year. The net proceeds from the HLLC Senior Secured Notes were used to repay outstanding amounts under the HLLC senior credit facilities. The HLLC Secured Notes are effectively subordinated to all of Huntsman LLC's obligations under the HLLC Revolving Facility and rank pari passu with the HLLC Term Facility. The HLLC Senior Secured Notes are guaranteed by the HLLC Guarantors.

        The HLLC Senior Secured Notes are redeemable after October 15, 2007 at 105.813% of the principal amount thereof, declining ratably to par on and after October 15, 2009. At any time prior to October 15, 2006, Huntsman LLC may redeem up to 35% of the aggregate principal amount of the HLLC Secured Notes at a redemption price of 111.625% with net cash proceeds of a qualified equity offering.

        On June 22, 2004, Huntsman LLC sold $400 million of its senior unsecured notes, including $300 million fixed rate rotes that bear interest at 11.5% and mature on July 15, 2012 (the "HLLC Unsecured Fixed Rate Notes") and $100 million senior unsecured floating rate notes that bear interest at a rate equal to LIBOR plus 7.25% and mature on July 15, 2011 (the "HLLC Unsecured Floating Rate Notes," and together with the HLLC Unsecured Fixed Rate Notes, the "HLLC Senior Notes"). The interest rate on the HLLC Unsecured Floating Rate Notes at September 30, 2004 was 8.80%. Interest on the HLLC Unsecured Fixed Rate Notes is payable semi-annually in January and July of each year, and interest on the HLLC Unsecured Floating Rate Notes is payable quarterly in January, April, July and October of each year. The net proceeds from the HLLC Senior Notes were used to repay $362.9 million on Huntsman LLC's previous existing term loan B and $25 million to repay existing indebtedness at HCCA. See "—Other Debt" below. The HLLC Senior Notes are unsecured obligations of Huntsman LLC and are guaranteed by the HLLC Guarantors.

        The HLLC Unsecured Fixed Rate Notes are redeemable after July 15, 2008 at 105.75% of the principal amount thereof, declining ratably to par on and after July 15, 2010. The HLLC Unsecured Floating Rate Notes are redeemable after July 15, 2006 at 104.0% of the principal amount thereof, declining ratably to par on and after July 15, 2008. At any time prior to July 15, 2007, Huntsman LLC may redeem up to 40% of the aggregate principal amount of the HLLC Unsecured Fixed Rate Notes at a redemption price of 111.5% with proceeds of a qualified equity offering. At any time prior to July 15, 2006, Huntsman LLC may redeem up to 40% of the aggregate principal amount of the HLLC Unsecured Floating Rate Notes at a redemption price of 100% plus LIBOR plus 7.25% with proceeds of a qualified equity offering.

        The indentures governing the HLLC Senior Notes and the HLLC Senior Secured Notes contain covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. The indentures also require us to offer to repurchase the HLLC Senior Notes and the HLLC Senior Secured Notes upon a change of control.

        As of September 30, 2003, Huntsman LLC had outstanding $44.2 million of 9.5% fixed rate and $15.1 million of floating rate subordinated notes due 2007 (the "HLLC Notes"). The HLLC Notes are unsecured subordinated obligations of Huntsman LLC and are junior in right of payment to all existing and future secured or unsecured senior indebtedness of Huntsman LLC and effectively junior to any of its secured indebtedness to the extent of the collateral securing such indebtedness. Interest is payable on the HLLC Notes semiannually on January 1 and July 1 of each year at an annual rate of 9.5% on the fixed rate notes and LIBOR plus 3.25% on the floating rate notes. The HLLC Notes are redeemable at Huntsman LLC's option after July 2002 at a price declining from 104.75% to 100% of par value as of July 1, 2005. The weighted average interest rate on the floating rate notes was 5.2% and 4.4% as of September 30, 2004 and December 31, 2003, respectively. As a result previously executed amendments to the indentures virtually all the restrictive covenants contained in the indentures have been eliminated.

        On January 28, 2004, Huntsman LLC used $37.5 million of the net cash proceeds from the December 2003 additional issuance of HLLC Senior Secured Notes to redeem, in full, notes of Huntsman Polymers representing principal of $36.8 million plus accrued interest (the "Huntsman Polymers Notes"). The Huntsman Polymers Notes were unsecured senior obligations of Huntsman Polymers; they had an original maturity of December 2004, a fixed interest rate of 11.75%, and an outstanding balance of $36.8 million as of December 31, 2003.

  Other Debt—HLLC restricted group

        On March 21, 1997, Huntsman Specialty executed a 7.0% subordinated note in the amount of $75 million payable to BASF Capital Corporation. Pursuant to the note agreement, effective April 15, 2002, all accrued interest was added to the principal of the note for a total principal amount of $106.6 million. Such principal balance will be payable in a single installment on April 15, 2008. Interest has been payable quarterly in cash, commencing July 15, 2002. For financial reporting purposes, the note was initially recorded at its estimated fair value of $58.2 million based on prevailing market rates as of the effective date. As of September 30, 2004 and December 31, 2003, the unamortized discount on the note is $5.8 million and $6.9 million, respectively.

        Huntsman Corporation Australia Pty Ltd. ("HCA"), Huntsman LLC's indirect Australian subsidiary that holds its Australian surfactants assets, maintains credit facilities (the "HCA Facilities"). As of September 30, 2004, borrowings under the HCA Facilities totaled A$58.6 million ($41.9 million), which included A$44.0 million ($31.4 million) on the term loan facility and A$14.6 million ($10.5 million) on the revolving credit line. On August 31, 2004, HCA refinanced the previously existing debt facilities with an A$30.0 million ($21.4 million) revolving credit line supported by a borrowing base of eligible accounts receivable and inventory and an A$44.0 million ($31.4 million) term facility.

        Huntsman Chemical Company Australia Pty Ltd. ("HCCA") and certain Australian affiliates hold Huntsman LLC's Australian styrenics assets. On August 31, 2004, HCCA refinanced the previously existing debt facilities of HCCA with an A$30.0 million ($21.4 million) revolving credit line supported by a borrowing base of eligible accounts receivable (the "HCCA Facility"). As of September 30, 2004 borrowings under the HCCA Facility totaled A$17.2 million ($12.3 million).

        The HCA Facilities and the HCCA Facility are secured by a lien on substantially all their respective assets, bear interest at a rate of 2.9% above the Australian base rate, mature in August 2007 and are non-recourse to us. As of September 30, 2004, the interest rate on the HCA Facilities and the HCCA Facility was 8.38%. On June 24, 2004, HLLC used $25 million of proceeds from the offering of the HLLC Senior Unsecured Notes to repay a portion of the previously existing debt facilities of HCCA. Management believes that HCA and HCCA were in compliance with the covenants of the HCA Facilities and the HCCA Facility as of September 30, 2004.

        On July 2, 2001, Huntsman LLC entered into a 15% note payable with an affiliated entity in the amount of $25.0 million (the "Affiliate Note"). The Affiliate Note is due and payable on the earlier of: (1) the tenth anniversary of the issuance date, or (2) the date of the repayment in full in cash of all indebtedness under Huntsman LLC's senior secured credit facilities. Interest is not paid in cash, but is accrued at a designated rate of 15% per annum, compounded annually. As of September 30, 2004 and December 31, 2003, accrued interest added to the principal balance was $14.5 million and $10.5 million, respectively.

        As of September 30, 2004, Huntsman LLC had $24.3 million outstanding on short term notes payable for financing a portion of our insurance premiums. Such notes have monthly scheduled amortization payments through April 1, 2005, bear interest at rates ranging from 3.65% to 4.0%, and are secured by unearned insurance premiums.

  HIH Debt

  Senior Credit Facilities—HIH

        As of September 30, 2004, the HI Credit Facilities consisted of a revolving loan facility of up to $375 million scheduled to mature in September 2008 (the "HI Revolving Facility") and a term loan B made up of a $1,305 million term portion and a €50 million (approximately $61.6 million) term portion (the "HI Term Facility"). The HI Revolving Facility includes a $50 million multicurrency revolving loan facility available in euros, GBP Sterling and U.S. dollars. On July 13, 2004, HI completed an amendment and restatement of the HI Credit Facilities. Pursuant to the amendment and restatement, the HI Revolving Facility was reduced from $400 million to $375 million and its maturity was extended from June 2006 to September 2008. In addition, HI's existing term loans B and C, totaling $1,240.2 million and scheduled to mature on June 30, 2007 and 2008, respectively, were repaid and replaced with the new HI Term Facility. The additional proceeds from the HI Term Facility borrowings of approximately $126.6 million were applied to repay the $82.4 million of outstanding borrowings as of July 13, 2004 on the HI Revolving Facility, and the remaining net proceeds of $26.9 million, after repayment of accrued interest, are available for general corporate purposes and to provide a portion of the funds for the construction of a polyethylene production facility at HI's Wilton, U.K. facility.

        Pursuant to the July 13, 2004 amendment and restatement of the HI Credit Facilities, interest rates on the HI Revolving Facility and the HI Term Facility decreased from a LIBOR spread of 3.50% to 3.25% and 4.125% to 3.25%, respectively. In addition, scheduled amortization of the HI Term Facility is currently 1% (approximately $13.7 million) per annum, commencing June 30, 2005, with the remaining unpaid balance due at maturity. The maturity of the HI Term Facility is December 31, 2010; provided that the maturity will be accelerated to December 31, 2008 if HI has not refinanced all of the outstanding HI Senior Notes (as defined below) and HI Subordinated Notes (as defined below) on or before December 31, 2008 on terms satisfactory to the administrative agent under the HI Credit Facilities.

        The HI Credit Facilities are secured by a first priority lien on substantially all HI's assets and the assets of HIH's domestic subsidiaries and certain of HIH's foreign subsidiaries. The HI Credit Facilities are also guaranteed by HIH and HI's domestic subsidiaries and certain of HI's foreign subsidiaries (the "HI Guarantors").

        The HI Credit Facilities contain financial covenants including a minimum interest coverage ratio and a maximum debt to EBITDA ratio, as defined, and limits on capital expenditures. The amendment and restatement of the HI Credit Facilities provided for the amendment of certain financial covenants. These amendments, among other things, included changes to the maximum leverage ratio, the minimum interest coverage ratio, and provided for an increase in the permitted amount of annual consolidated capital expenditures from $250 million to $300 million, with a provision for carryover to subsequent years. In addition, the mandatory prepayment level in connection with HI's accounts receivable securitization program was increased from $310 million to $325 million. In addition to financial covenants, the HI Credit Facilities contain other customary covenants relating to the incurrence of debt, purchase and sale of assets, limitations on investments, affiliate transactions, change in control provisions, events of default and acceleration provisions.

  Notes—HIH

        In March 2002, HI issued $300 million of fixed rate senior unsecured notes due 2009 bearing a fixed interest rate of 9.875% (the "HI Senior Notes"). On April 11, 2003, HI sold an additional $150 million in aggregate principal amount of HI Senior Notes. Interest on the HI Senior Notes is payable semi-annually in March and September of each year, and the HI Senior Notes mature on March 1, 2009. The HI Senior Notes are unsecured and are fully and unconditionally guaranteed on a joint and several basis by the HI Guarantors. The HI Senior Notes are redeemable after March 1, 2006 at a redemption price that declines from 104.937% of the principal amount thereof, declining ratably to par on and after March 1, 2008.

        HI also has outstanding $600 million and €450 million ($559.6 million as of September 30, 2004, which includes $5.2 million of unamortized premium) 10.125% senior subordinated notes due 2009 (the "HI Subordinated Notes"). Interest on the HI Subordinated Notes is payable semi-annually in January and July of each year, and the HI Subordinated Notes mature on July 1, 2009. The HI Subordinated Notes are unsecured and are fully and unconditionally guaranteed on a joint and several basis by the HI Guarantors. On or after July 1, 2004, the HI Subordinated Notes may be redeemed at 105.063% of the principal amount thereof, declining ratably to par on and after July 1, 2007.

        The HI Senior Notes and the HI Subordinated Notes contain covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. They also contain a change of control provision requiring HI to offer to repurchase the HI Senior Notes and the HI Subordinated Notes upon a change of control.

        On June 30, 1999, HIH issued senior discount notes ("HIH Senior Discount Notes") and senior subordinated discount notes (the "HIH Senior Subordinated Discount Notes" and, collectively with the HIH Senior Discount Notes, the "HIH Discount Notes") to ICI with initial stated values of $242.7 million and $265.3 million, respectively. The HIH Discount Notes are due December 31, 2009. Interest on the HIH Discount Notes is paid in kind. Interest on the HIH Senior Discount Notes accrues at 13.375% per annum. The HIH Senior Discount Notes are redeemable after July 1, 2004 at 106.688% of the principal amount thereof, declining ratably to par on and after July 1, 2007. The HIH Senior Subordinated Discount Notes have a stated rate of 8% that was reset to a market rate of 13.125% effective September 30, 2004. For financial reporting purposes, the HIH Senior Subordinated Discount Notes were initially recorded at their estimated fair value of $223 million based upon prevailing market rates at June 30, 1999. In connection with the financial restructuring of Huntsman LLC on September 30, 2002, MatlinPatterson contributed its interest in the HIH Senior Subordinated Discount Notes to HMP. On May 9, 2003, HMP completed the purchase of the HIH Senior Subordinated Discount Notes from ICI. As of September 30, 2004, the HIH Senior Subordinated Discount Notes are held by HMP and are eliminated in the consolidation of our financial statements

        As of September 30, 2004 and December 31, 2003, the HIH Senior Discount Notes included $236.5 million and $191.9 million of accrued interest, respectively. As of September 30, 2004 and December 31, 2003, the HIH Senior Subordinated Discount Notes included $135.3 million and $112.3 million of accrued interest, respectively, and $19.2 million of discount as of December 31, 2003.

  Other Debt—HIH

        HI maintains a $25 million multicurrency overdraft facility for its European subsidiaries (the "HI European Overdraft Facility"), all of which was available as of September 30, 2004. As of December 31, 2003, HI had approximately $7.5 million outstanding under the HI European Overdraft Facility included within trade payables. The HI European Overdraft Facility is used for daily working capital needs.

        Included within other debt is debt associated with one of HI's Chinese MDI joint ventures. In January 2003, HI entered into a joint venture agreement with Shanghai Chlor-Alkali Chemical Company, Ltd. to build MDI production facilities near Shanghai, China. HI owns 70% of the joint venture, Huntsman Polyurethanes Shanghai Ltd. (the "Chinese Splitting JV"), which is HI's consolidated affiliate. On September 19, 2003, the Chinese Splitting JV obtained secured financing for the construction of the production facilities, consisting of various committed loans in the aggregate amount of approximately $119 million in U.S. Dollar equivalents. As of September 30, 2004, there were $7.0 million outstanding in U.S. dollar borrowings and 10.0 million in RMB borrowings ($1.2 million) under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. As of September 30, 2004, the interest rate for U.S. dollar borrowings was approximately 2.6% and 5.2% for RMB borrowings. The loans are secured by substantially all the assets of the Chinese Splitting JV and will be repaid in 16 semi-annual installments, beginning no later than June 30, 2007. The financing is non-recourse to HI, but is guaranteed during the construction phase by affiliates of the Chinese Splitting JV, including Huntsman Holdings. Huntsman Holdings unconditionally guarantees 70% of any amounts due and unpaid by the Chinese Splitting JV under the loans described above (except for the VAT facility which is not guaranteed). Huntsman Holdings' guarantees remain in effect until the Chinese Splitting JV has (i) commenced production at least 70% of capacity for at least 30 days, and (ii) achieved a debt service cover ratio of at least 1.5:1.

  AdMat Debt

        On June 30, 2003, AdMat entered into a $60 million senior secured revolving credit facility (the "AdMat Revolving Credit Facility"). The AdMat Revolving Credit Facility is secured by a first lien on substantially all of our assets and those of certain of its subsidiaries. The collateral includes substantially all real property and equipment relating to AdMat's manufacturing plants located at Bergkamen, Germany; Monthey, Switzerland; McIntosh, Alabama; and Duxford, U.K. The collateral also includes certain capital stock and intercompany notes of certain of AdMat's subsidiaries, and certain other assets, principally including inventory and accounts receivable. AdMat's obligations under the AdMat Revolving Credit Facility have been initially guaranteed by all of the its U.S. subsidiaries and certain of its non-U.S. subsidiaries (the "AdMat Guarantors"). The agent for the lenders under the AdMat Revolving Credit Facility and the trustee under the indenture governing the AdMat Senior Secured Notes are parties to an intercreditor agreement (the "AdMat Intercreditor Agreement").

        The AdMat Revolving Credit Facility matures on June 30, 2007. Interest rates, at AdMat's option, are based upon either a eurocurrency rate (LIBOR) or a base rate (prime), plus an applicable spread. The applicable spreads vary based on a pricing grid. In the case of the eurocurrency based loans, spreads range from 3.0% to 4.5% per annum, depending on whether specified conditions have been satisfied, and, in the case of base rate loans, from 2.0% to 3.5% per annum. As of September 30, 2004, AdMat had nothing drawn on the AdMat Revolving Credit Facility and had approximately $10.9 million of letters of credit issued and outstanding under the AdMat Revolving Credit Facility.

        The AdMat Revolving Credit Facility contains covenants relating to incurrence of additional debt, purchase and sale of assets, limitations on investments, affiliate transactions, change in control and maintenance of certain financial ratios. The financial covenants include a leverage ratio, fixed charge coverage ratio and a limit on capital expenditures. The AdMat Revolving Credit Facility also limits the payment of dividends and distributions generally to the amount required by AdMat's members to pay income taxes

        In connection with the AdMat Transaction, AdMat issued $250 million aggregate principal amount of 11% senior secured notes due 2010 (the "AdMat Fixed Rate Notes") and $100 million aggregate principal amount of senior secured floating rate notes due 2008 (the "AdMat Floating Rate Notes" and, collectively with the AdMat Fixed Rate Notes, the "AdMat Senior Secured Notes"). The AdMat

Floating Rate Notes bear interest at a rate per annum equal to LIBOR plus 8.0%, subject to a floor with respect to LIBOR of 2.0%. As of September 30, 2004, the interest rate on the AdMat Floating Rate Notes was 10%. Interest on the AdMat Floating Rate Notes resets semi-annually. The $100 million Floating Rate Notes were issued with an original issue discount of 2.0%, or for $98 million. The $2.0 million discount is being amortized to interest expense over the term of the AdMat Floating Rate Notes. Interest is payable on the AdMat Senior Secured Notes semiannually on January 15 and July 15 of each year.

        The AdMat Senior Secured Notes are secured by a second lien, subject to the AdMat Intercreditor Agreement, on substantially all of the assets that secure the AdMat Revolving Credit Facility. The AdMat Senior Secured Notes effectively rank senior in right of payment to all of AdMat's existing and future obligations that are unsecured or secured by liens on collateral junior to the liens securing the AdMat Senior Secured Notes. The AdMat Senior Secured Notes are initially guaranteed on a senior basis by the AdMat Guarantors and are also supported by liens on substantially all of the assets of the AdMat Guarantors.

        The AdMat Fixed Rate Notes are redeemable on or after July 15, 2007 at AdMat's option at a price declining ratably from 105.5% to 100.0% of par value by the year 2009. The AdMat Floating Rate Notes are redeemable on or after July 15, 2005 at AdMat's option at a price declining ratably from 105.0% to 100.0% of par value by the year 2007. At any time prior to July 15, 2007 for the AdMat Fixed Rate Notes and July 15, 2005 for the AdMat Floating Rate Notes, AdMat may redeem all or part of such notes at 100% of their principal amount, plus a "make whole" premium, as defined in the indenture. In addition, at any time prior to July 15, 2006 for the AdMat Fixed Rate Notes and July 15, 2005 for the AdMat Floating Rate Notes, AdMat may redeem up to 35% of the aggregate principal amount of the AdMat Senior Secured Notes at a redemption price of 111% of the principal thereof with the net cash proceeds of one or more qualified equity offerings, subject to certain conditions and limitations.

        The indenture governing the AdMat Senior Secured Notes contains covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also contains a change of control provision requiring AdMat to offer to repurchase the AdMat Senior Secured Notes upon a change of control.

        Under the terms of a registration rights agreement among AdMat, the AdMat Guarantors and the initial purchasers of the AdMat Senior Secured Notes, AdMat was required to cause a registration statement relating to an exchange offer for the AdMat Senior Secured Notes to become effective on or before July 9, 2004 (the "Effectiveness Date") and to complete the exchange offer on or before August 23, 2004 (the "Completion Date"). Due to a delay in the completion of predecessor period audited financial statements for certain of AdMat's subsidiaries, the registration statement did not become effective by the Effectiveness Date and the exchange offer was not completed by the Completion Date. Accordingly, under the registration rights agreement, AdMat was required to pay additional interest on the AdMat Senior Secured Notes at a rate of 0.25% per annum for the first 90 day period following the Effectiveness Date, and this rate increased by 0.25% per annum for the immediately following 90 day period. Once the registration statement becomes effective, AdMat will be required to continue paying additional interest at a rate of 0.25% per annum until the end of the first 90 day period following the Completion Date, and this rate will increase by 0.25% per annum for the immediately following 90 day period, until the exchange offer is completed. AdMat anticipates that an amended registration statement will be filed during the fourth quarter of 2004 and that the exchange offer will be completed approximately 30 days after the registration statement becomes effective.

Short-term and Long-term Liquidity; Compliance with Covenants

        We depend upon our credit facilities and other debt instruments to provide liquidity for our operations and working capital needs. As of September 30, 2004, we had approximately $923 million of combined cash and combined unused borrowing capacity, consisting of approximately $185 million attributable to HLLC (or approximately $267 million after giving effect to the HLLC refinancing that occurred on October 14, 2004), approximately $629 million attributable to HI and approximately $109 million attributable to AdMat.

        We believe our current liquidity, together with funds generated by our businesses, is sufficient to meet the short-term and long-term needs of our businesses, including funding operations, making capital expenditures and servicing our debt obligations in the ordinary course. We believe that we are currently in compliance with the covenants contained in the agreements governing our senior secured credit facilities and the indentures governing our notes.

Certain Credit Support Issues

        Our subsidiaries HIH and HI have not guaranteed or provided any other credit support to Huntsman LLC's obligations under the HLLC Credit Facilities or its outstanding notes, and Huntsman LLC has not guaranteed or provided any other credit support to the obligations of HI under the HI Credit Facilities, or to the obligations of HI and HIH under their outstanding notes. Because of restrictions contained in the financing arrangements of HIH and HI, these subsidiaries are presently unable to make any "restricted payments" to Huntsman LLC, including dividends, distributions or other payments in respect of equity interests or payments to purchase, redeem or otherwise acquire or retire for value any of their equity interests, subject to exceptions contained in such financing arrangements. Events of default under the HI Credit Facilities, or under the outstanding notes of HIH and HI or the exercise of any remedy by the lenders thereunder will not cause any cross-defaults or cross-accelerations under the HLLC Credit Facilities or Huntsman LLC's outstanding notes. Additionally, any events of default under the HLLC Credit Facilities or Huntsman LLC's outstanding notes or the exercise of any remedy by the lenders thereunder will not cause any cross-defaults or cross-accelerations under the outstanding notes of HIH or HI or the HI Credit Facilities, except insofar as foreclosure on the stock of HSCHC, the stock of Huntsman Specialty or the HIH Membership Interests pledged to secure our obligations under the HLLC Credit Facilities or the HLLC 2003 Secured Notes, would constitute a "change of control" and an event of default under the HI Credit Facilities and would give certain put rights to the holders of the outstanding notes of HI or HIH. AdMat is also financed separately from Huntsman LLC and HIH, Huntsman LLC and HIH's debt is non-recourse to AdMat and AdMat has no contractual obligation to fund Huntsman LLC or HIH's operations.

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

Off-Balance Sheet Arrangements

        HI maintains an off-balance sheet accounts receivable securitization facility (the "HI A/R Securitization Program") to provide liquidity for its operations and working capital needs. The HI A/R

Securitization Facility was arranged by JP Morgan. Under the program interests in certain of HI's trade receivables are transferred to a qualified off-balance sheet entity (the "Receivables Trust"). The Receivables Trust is not HI's affiliate. The acquisitions of these receivables by the Receivables Trust are financed through the issuance of commercial paper and/or medium term notes. The debt associated with the commercial paper and medium term notes is not reflected on HI's balance sheet. The HI A/R Securitization Program is an important source of liquidity to HI.

        A portion of the medium term notes (€90.5 million) is denominated in euros and is subject to fluctuation in currency rates versus the U.S. dollar. The total outstanding balance of medium term notes is approximately $197 million in U.S. dollar equivalents as of September 30, 2004. In addition to medium term notes, the Receivables Trust also maintains an annual commitment with a third party to issue commercial paper for an amount up to $125 million. As of September 30, 2004, the total outstanding balance of such commercial paper was approximately €30 million ($37 million). On April 16, 2004, HI amended the commercial paper facility. Pursuant to the amendment, the maturity of the commercial paper facility was extended to March 31, 2007. In addition, the amendment permits the issuance of euro-denominated commercial paper. The medium term notes mature in June 2006.

        Subject to the annual seasonality of HI's accounts receivable, HI estimates that the total liquidity resources from the HI A/R Securitization Program may range between $280 million to $325 million at certain periods during a calendar year. The weighted average interest rates on the medium term notes and commercial paper was approximately 2.5% as of September 30, 2004. Losses on the HI A/R Securitization Program in the nine months ended September 30, 2004 were $10.2 million. Losses on the HI A/R Securitization Program include the discount on receivables sold into the program, fees and expenses associated with the program and gains (losses) on foreign currency hedge contracts mandated by the terms of the program to hedge currency exposures on the collateral supporting the off-balance sheet debt issued. For the nine months ended September 30, 2004, losses on the HI A/R Securitization Program include losses of $1.0 million on foreign currency hedge contracts mandated by the HI A/R Securitization Program. HI believes that the multicurrency commercial paper facility discussed above has enabled it to better naturally hedge the off-balance sheet debt to the underlying collateral supporting such debt and thereby reduce the impact on, and need for, foreign currency hedges as experienced in prior periods under the HI A/R Securitization Program.

        The HI Credit Facilities require a mandatory prepayment to the extent that the proceeds from the HI A/R Securitization Program exceed $325 million. To date, proceeds from the HI A/R Securitization Program have not exceeded this limit. While HI does not anticipate it, if at any time HI was unable to sell sufficient receivables into the program to support the volume of commercial paper and medium term notes issued under the program, HI would be required to inject cash into the program as collateral. Under such circumstance, and depending on the timing of such circumstance, the requirement to provide cash collateral to the program could have a negative effect on HI's liquidity.

Contractual Obligations and Commercial Commitments

        We have various purchase commitments for materials and supplies entered into in the ordinary course of business. Those commitments extend up to 13 years and the purchase price is generally based on market prices subject to certain minimum price provisions.

        After giving effect to the refinancing of the HLLC Credit Facilities on October 14, 2004, the maturity of our long-debt as of September 30, 2004 is as follows:

Year ended December 31:
2005	$62.5
2006	35.2
2007	129.4
2008	612.3
2009	2,128.8
Later Years	3,232.5

$6,200.7

Restructuring and Plant Closing Costs

        As of September 30, 2004 and December 31, 2003, we had reserves for restructuring and plant closing costs of $117.3 million and $76.8 million, respectively. During the nine months ended September 30, 2004, our Company, on a consolidated basis, recorded additional reserves of $93.4 million, including reserves for workforce reductions, demolition and decommissioning and other restructuring costs. During the 2004 period, we made cash payments against these reserves of $55.5 million.

        As of September 30, 2004, accrued restructuring and plant closing costs by type of cost consist of the following (dollars in millions):

	Workforce reductions	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total
Accrued liabilities as of December 31, 2003	$66.4	$4.1	$0.2	$6.1	$76.8
Adjustment to the opening balance sheet	0.6	—	—	2.0	2.6
Charges(1)	88.0	1.9	—	3.5	93.4
Payments(2)	(47.6)	(0.2)	(0.2)	(7.5)	(55.5)

Accrued liabilities as of September 30, 2004	$107.4	$5.8	$—	$4.1	$117.3

        Details with respect to our reserves for restructuring and plant closing costs are provided below by segments (dollars in millions):

	Polyurethanes	AdMat	Performance Products	Pigments	Base Chemicals	Polymers	Total
Accrued liabilities as of December 31, 2003	$15.8	$51.5	$2.4	$4.3	$—	$2.8	$76.8
Adjustments to the opening balance sheet	—	2.6	—	—	—	—	2.6
Charges(1)	24.8	—	24.8	30.6	9.1	4.1	93.4
Payments(2)	(12.3)	(23.0)	(4.1)	(12.2)	—	(3.9)	(55.5)

Accrued liabilities as of September 30, 2004	$28.3	$31.1	$23.1	$22.7	$9.1	$3.0	$117.3

(1)
Does not include non-cash charges of $109.0 million for asset impairment and write downs.

(2)
Includes impact of foreign currency translation.

        As of December 31, 2003, our Polyurethanes segment reserve consisted of $15.8 million related to the restructuring activities at the Rozenburg, Netherlands site (as announced in 2003), the workforce reductions throughout the Polyurethanes segment (as announced in 2003), and the closure of the Shepton Mallet, U.K. site (as announced in 2002). During the nine months ended September 30, 2004, our Polyurethanes segment recorded additional restructuring charges of $24.8 million and made cash payments of $12.3 million. In the first quarter of 2004, our Polyurethanes segment recorded restructuring expenses of $4.8 million, all of which are payable in cash. In the second quarter of 2004, our Polyurethanes segment announced restructuring charges of $18.1 million, all of which are payable in cash. During the third quarter of 2004, our Polyurethanes segment recorded additional restructuring expenses of $9.9 million, $1.9 million of which are payable in cash and the remainder is an impairment of our West Deptford, New Jersey site. These restructuring activities are expected to result in additional restructuring charges of approximately $9 million through 2005 and result in workforce reductions of approximately 160 positions, of which 52 positions have been reduced during the nine months ended September 30, 2004. As of September 30, 2004, our Polyurethanes segment restructuring reserve totaled $28.3 million.

        In connection with the AdMat Transaction, we are implementing a substantial cost reduction program. The program includes reductions in costs in our Advanced Materials segment's global supply chain, reductions in general and administrative costs across the business and the centralization of operations where efficiencies may be achieved. The cost reduction program is expected to continue through June 2005 and is estimated to involve $63.5 million in total restructuring costs, all of which were recorded in the opening balance sheet. The program will result in approximately $53.9 million in costs for workforce reduction and approximately $9.6 million in costs to close plants and discontinue certain service contracts worldwide. Our Advanced Materials segment reduced workforce by 188 positions and 151 positions during the six months ended December 31, 2003 and the nine months ended September 30, 2004, respectively.

        As of December 31, 2003, our Performance Products segment reserve consisted of $2.4 million relating to the closure of a number of plants at our Whitehaven, U.K. facility, the closure of an administrative office in London, U.K., the rationalization of a surfactants technical center in Oldbury, U.K., and the restructuring of a facility in Barcelona, Spain. During the nine months ended September 30, 2004, our Performance Products segment accrued restructuring charges of $41.2 million consisting of cash charges of $24.8 million and $16.4 million of asset write offs. During the second quarter 2004, our Performance Products segment recorded charges of $20.9 million, of which $5.1 million were payable in cash. These charges primarily related to the announced closure of our Guelph, Ontario, Canada Performance Products manufacturing facility, involving a restructuring charge of $20.2 million consisting of a $15.8 million asset write down and $4.4 million of charges payable in cash. Production will be moved to our other larger, more efficient facilities. Workforce reductions of approximately 66 positions are anticipated. During the third quarter of 2004, we adopted a plan to reduce the workforce across all locations in our European surfactants business by approximately 250 positions. A restructuring charge of $17.5 million was recorded consisting entirely of severance charges to be paid in cash. During the third quarter of 2004, we also announced the closure of our maleic anhydride plant in Queeny, Missouri and recorded a restructuring charge of $1.5 million which consisted of a $0.6 million asset write off and a charge payable in cash of $0.9 million. During the third quarter of 2004, we also announced the closure of our technical facility in Austin, Texas and recorded a restructuring charge of $1.3 million which is payable in cash. During the nine months ended September 30, 2004, we made cash payments of $4.1 million related to restructuring activities. These restructuring activities are not expected to result in additional charges. Our Performance Products segment reserve totaled $23.1 million as of September 30, 2004.

        On October 27, 2004, we adopted a plan to rationalize the Whitehaven, U.K. surfactants operations of our Performance Products segment. The plan includes the closure of substantially all of our Whitehaven, U.K. surfactants manufacturing facility and the reduction of approximately 70 positions at the facility. The rationalization is part of a reorganization of our European surfactants business which is expected to reduce an additional 250 positions over a period of 15 months at facilities throughout Europe. In connection with the rationalization of the Whitehaven facility, we expect to recognize a restructuring charge of approximately $51 million in the fourth quarter of 2004, of which approximately $20 million is expected to be payable in cash.

        As of December 31, 2003, our Polymers segment reserve consisted of $2.8 million related to the demolition and decommissioning of our Odessa, Texas styrene manufacturing facility and non-cancelable lease costs. During the nine months ended September 30, 2004, our Polymers segment recorded restructuring expenses related to the closure of an Australian manufacturing unit of $7.6 million and made cash payments of $3.9 million related to these restructuring activities. Of the $7.6 million of restructuring expenses, $5.2 million were recorded in the second quarter and $2.4 million were recorded in the third quarter, and $4.1 million are payable in cash. These restructuring activities are expected to result in additional charges of less than $1.0 million through 2005 and in workforce reductions of approximately 23 positions. Our Polymers segment reserve totaled $3.0 million as of September 30, 2004.

        As of September 30, 2004 and December 31, 2003, our Pigments segment reserve consisted of $22.7 million and $4.3 million, respectively. During the nine months ended September 30, 2004, our Pigments segment recorded additional restructuring charges of $111.7 million and made cash payments of $12.2 million. In the first quarter 2004, our Pigments segment recorded restructuring expenses of $3.9 million, all of which are payable in cash. In the second quarter 2004, our Pigments segment recorded restructuring expenses of $104.2 million, of which $81.1 million is not payable in cash. In April 2004, we announced that, following a review of our Pigments business, we will idle approximately 55,000 tonnes, or about 10%, of our total TiO2 production capacity in the fourth quarter of 2004. As a result of this decision, we have recorded a restructuring charge of $17.0 million to be paid in cash, a $77.2 million asset impairment charge and a $3.9 million charge for the write off of spare parts inventory and other assets. Concerning the impairment charge, we determined that the value of the related long-lived assets was impaired and recorded the non-cash charge to earnings for the impairment of these assets. The fair value of these assets for purposes of measuring the impairment was determined using the present value of expected cash flows. Additional second quarter 2004 restructuring activities resulted in a charge of $6.1 million, all of which is payable in cash. In the third quarter of 2004, our Pigments segment recorded restructuring expenses of $3.6 million, all of which are payable in cash, related to workforce reductions at several of our locations worldwide. These restructuring activities are expected to result in additional restructuring charges of approximately $9 million through 2005 and result in workforce reductions of approximately 475 positions, of which 180 positions have been reduced during the nine months ended September 30, 2004.

        As of September 30, 2004 and December 31, 2003, our Base Chemicals segment reserve consisted of $9.1 million and nil, respectively, related to workforce reductions arising from the announced change in work shift schedules and in the engineering and support functions at our Wilton and North Tees, U.K. facilities. During the nine months ended September 30, 2004, our Base Chemicals segment recorded restructuring charges of $9.1 million, all of which is payable in cash; $2.2 million of these charges were recorded in the second quarter and $6.9 million were recorded in the third quarter of 2004. These restructuring activities are expected to result in additional charges of approximately $5 million and in workforce reductions of approximately 100 positions.

Investing Activities

        Capital expenditures for the nine months ended September 30, 2004 and September 30, 2003 were $145.0 million and $129.9 million, respectively. The variance is largely attributable to the non-comparative nature of historical results as mentioned above due to the HIH Consolidation

Transaction and the AdMat Transaction that occurred in 2003. At HI, capital expenditures for the nine months ended September 30, 2004 were $91.6 million, a decrease of approximately $4.1 million compared to the same period in 2003. At HLLC (excluding HIH), capital expenditures for the nine months ended September 30, 2004 were $46.1 million, a decrease of approximately $18.5 million compared to the same period in 2003. This decrease was largely attributable to increased capital spending in the 2003 period relating to the implementation of our North American SAP system and capital spending associated with the scheduled turnaround and inspection of our Port Arthur, Texas olefins unit. At Advanced Materials, capital expenditures for the nine months ended September 30, 2004 were $7.3 million, a decrease of approximately $0.2 million compared to the same period in 2003.

        We expect to spend approximately $230 million to $240 million during 2004 on capital projects, which includes any expenditures for the LDPE facility at Wilton, U.K. During 2004, we expect to spend approximately $25 million to fund our Chinese MDI joint ventures (approximately $13 million in the Chinese Splitting JV as capital expenditures and approximately $12 million in our Chinese MDI manufacturing joint venture (the "Chinese Manufacturing JV") as an investment in unconsolidated affiliates). We expect to fund up to a total of approximately $85 million to the Chinese MDI joint ventures over the next several years, approximately $43 million in the Chinese Splitting JV as capital expenditures and approximately $42 million in the Chinese Manufacturing JV as an investment in unconsolidated affiliates.

        We believe that the cost position of our Wilton, U.K. olefins facility uniquely positions it to be the site of a polyethylene production facility. While we export approximately one-third of our ethylene production each year to continental Europe, incurring significant shipping and handling costs, the U.K. annually imports approximately 1.9 billion pounds of polyethylene. We believe this provides an opportunity to capitalize on the low-cost operating environment and extensive petrochemical infrastructure and logistics at Wilton, as supported by a feasibility study that was conducted with respect to the construction of a world-scale LDPE facility at our Wilton site. The LDPE facility will have the capacity to produce approximately 900 million pounds of LDPE annually and is estimated to cost $300 million to construct net of any grant proceeds obtained. HI has been awarded a grant of GBP 16.5 million (approximately $30 million) from the UK Government's Department of Trade and Industry to go toward the construction of the LDPE facility. We expect to begin construction of the LDPE facility in 2005, with the plant being operational in the third quarter of 2007.

        In connection with our agreements with our Rubicon and Louisiana Pigment joint ventures, we are obligated to fund our proportionate share of capital expenditures. During the nine months ended September 30, 2004 and 2003, we invested $1.8 million and $2.2 million, respectively, in Rubicon. With respect to Louisiana Pigment, during the nine months ended September 30, 2004 and 2003, we received $9.1 million and $2.1 million, respectively.

Environmental, Health and Safety Matters

General

        We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental inspections, monitoring or investigations by governmental enforcement authorities. In addition, our production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities.

Environmental, Health and Safety Systems

        We are committed to achieving and maintaining compliance with all applicable environmental, health and safety ("EHS") legal requirements, and we have developed policies and management systems that are intended to identify the multitude of EHS legal requirements applicable to our operations, enhance compliance with applicable legal requirements, ensure the safety of our employees, contractors, community neighbors and customers and minimize the production and emission of wastes and other pollutants. Although EHS legal requirements are constantly changing and are frequently difficult to comply with, these EHS management systems are designed to assist us in our compliance goals while also fostering efficiency and improvement and minimizing overall risk to us.

EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that expenditures beyond those currently anticipated will not be required under EHS laws. For the nine months ended September 30, 2004 and 2003, our EHS capital expenditures were $36.9 million and $44.6 million, respectively.

Governmental Enforcement Proceedings

        On occasion, we receive notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable EHS law. By way of example, we are aware of the individual matters set out below, which we believe to be the most significant presently pending matters. Although we may incur costs or penalties in connection with the governmental proceedings discussed below, based on currently available information and our past experience, we believe that the ultimate resolution of these matters will not have a material impact on our results of operations or financial position.

        In May 2003, the State of Texas settled an air enforcement case with us relating to our Port Arthur plant. Under the settlement, we are required to pay a civil penalty of $7.5 million over more than four years, undertake environmental monitoring projects totaling about $1.5 million in costs, and pay $0.4 million in attorney's fees to the Texas Attorney General. As of September 2004, we have paid $1.8 million toward the penalty and $0.4 million for the attorney's fees. The monitoring projects are underway and on schedule. We do not anticipate that this settlement will have a material adverse effect on our results of operations or financial position.

        In the third quarter of 2004, our Jefferson County, Texas facilities received notification from the Texas Commission on Environmental Quality ("TCEQ") of potential air emission violations relating to the operation of cooling towers at two of our plants, alleged nuisance odors, and alleged upset air emissions. We have investigated the allegations and responded in writing to TCEQ. TCEQ has proposed a penalty of $9,300 for the alleged nuisance odor violations, $0.2 million for the alleged upset violations and $0.1 million for the alleged cooling tower violations. We anticipate entering into negotiations with TCEQ with respect to the resolution of these alleged violations. We do not believe that the final cost to resolve these matters will be material.

        Our subsidiary, Huntsman Advanced Materials (U.K.) Ltd, is scheduled to appear in Magistrates Court in the U.K. in November 2004 to answer five charges following an investigation by the U.K. Health and Safety Executive. The charges arise from alleged asbestos contamination caused by construction activity at our Duxford, U.K. advanced materials facility between November 2002 and January 2003. We believe that some or all of the alleged violations arise from conduct by a third party contractor occurring before we assumed responsibility for the Duxford facility. Although we do not believe this matter will result in the imposition of costs material to our results of operations or financial position, it is too early to predict the outcome of the case.

        See "Part II, Item 1. Legal Proceedings" for a discussion of environmental lawsuits brought by private party plaintiffs.

Remediation Liabilities

        We have incurred, and we may in the future incur, liability to investigate and clean up waste or contamination at our current or former facilities or facilities operated by third parties at which we may have disposed of waste or other materials. Similarly, we may incur costs for the cleanup of wastes that were disposed of prior to the purchase of our businesses. Under some circumstances, the scope of our liability may extend to damages to natural resources. Specifically, under the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state laws, a current or former owner or operator of real property may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. In addition, under the U.S. Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and similar state laws, we may be required to remediate contamination originating from our properties as a condition to our hazardous waste permit. For example, our Odessa, Port Arthur, and Port Neches facilities in Texas are the subject of ongoing remediation requirements under RCRA authority. In many cases, our potential liability arising from historical contamination is based on operations and other events occurring prior to our ownership of the relevant facility. In these situations, we frequently obtained an indemnity agreement from the prior owner addressing remediation liabilities arising from pre-closing conditions. We have successfully exercised our rights under these contractual covenants for a number of sites, and where applicable, mitigated our ultimate remediation liability. We can give no assurance, however, that all of such matters will be subject to indemnity or that our existing indemnities will be sufficient to cover our liabilities for such matters.

        We have established financial reserves relating to anticipated environmental restoration and remediation programs. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology and past experience. On a consolidated basis, a total of approximately $37 million has been accrued for environmental-related liabilities as of September 30, 2004. We believe these reserves are sufficient for known requirements relating to these matters. However, no assurance can be given that all potential liabilities arising out of our present or past operations or ownership have been identified or fully assessed or that future environmental liabilities will not be material to us.

        We have been notified by third parties of claims against us or our subsidiaries for cleanup liabilities at approximately 11 former facilities and other third party sites, including but not limited to sites listed under CERCLA. The North Maybe Canyon CERCLA site includes an abandoned phosphorous mining site located near Soda Springs, Idaho, in a U.S. National Forest that may have been operated by one of our predecessors for approximately two years. With respect to this site, for which we received a notice of potential liability in February 2004, we are unable to determine whether the alleged liabilities may be material to us because we do not have information sufficient to evaluate the claim. Based on current information and past experience, however, we do not expect any of these third party claims to result in material liability to us.

Regulatory Developments

        Under the European Union ("EU") Integrated Pollution Prevention and Control Directive ("IPPC"), EU member governments are to adopt rules and implement a cross media (air, water and waste) environmental permitting program for individual facilities. While the EU countries are at varying stages in their respective implementation of the IPPC permit program, we have submitted all necessary IPPC permit applications required to date, and in some cases received completed permits from the applicable government agency. We expect to submit all other IPPC applications and related documents on a timely basis as the various countries implement the IPPC permit program. Although we do not know with certainty what each IPPC permit will require, we believe, based upon our experience with the permits received to date, that the costs of compliance with the IPPC permit program will not be material to our results of operations or financial position.

        In October 2003, the European Commission adopted a proposal for a new EU regulatory framework for chemicals. Under this proposed new system called "REACH" (Registration, Evaluation and Authorization of Chemicals), companies that manufacture or import more than one ton of a chemical substance per year would be required to register such manufacture or import in a central database. The REACH initiative, as proposed, would require risk assessment of chemicals, preparations (e.g., soaps and paints) and articles (e.g., consumer products) before those materials could be manufactured or imported into EU countries. Where warranted by a risk assessment, hazardous substances would require authorizations for their use. This regulation could impose risk control strategies that would require capital expenditures by our Company. As proposed, REACH would take effect in three primary stages over the eleven years following the final effective date (assuming final approval). The impacts of REACH on the chemical industry and on us are unclear at this time because the parameters of the program are still being actively debated.

MTBE Developments

        The use of MTBE is controversial in the U.S. and elsewhere and may be substantially curtailed or eliminated in the future by legislation or regulatory action. The presence of MTBE in some groundwater supplies in California and other states (primarily due to gasoline leaking from underground storage tanks) and in surface water (primarily from recreational watercraft) has led to public concern about MTBE's potential to contaminate drinking water supplies. Heightened public awareness regarding this issue has resulted in state, federal and foreign initiatives to rescind the federal oxygenate requirements for reformulated gasoline or restrict or prohibit the use of MTBE in particular. For example, California, New York and Connecticut have adopted rules that prohibit the use of MTBE in gasoline sold in those states as of January 1, 2004. Overall, states that have taken some action to prohibit or restrict the use of MTBE in gasoline account for a substantial portion of the "pre-ban" U.S.

MTBE market. Thus far, attempts by others to challenge these state bans in federal court under the reformulated gasoline provisions of the federal Clean Air Act have been unsuccessful.

        The U.S. Congress has been considering legislation that would eliminate the oxygenated fuels requirements in the Clean Air Act and phase out or curtail MTBE use over a period of several years. To date, no such legislation has become law. If it were to become law it could result in a federal phase-out of the use of MTBE in gasoline in the U.S., but it would not prevent us from manufacturing MTBE in our plants. In addition, in March 2000, the EPA announced its intention, through an advanced notice of proposed rulemaking, to phase out the use of MTBE under authority of the federal Toxic Substances Control Act. EPA has not yet acted on this proposal, however. In Europe, the EU issued a final risk assessment report on MTBE in September 2002. No ban of MTBE was recommended, though several risk reduction measures relating to storage and handling of MTBE-containing fuel were recommended.

        We currently market approximately 95% of our MTBE to customers located in the U.S. for use as a gasoline additive. Any phase-out or other future regulation of MTBE in other jurisdictions, nationally or internationally, may result in a significant reduction in demand for our MTBE and result in a material loss in revenues or material costs or expenditures. In the event that there should be a complete phase-out of MTBE in the U.S., we believe we will be able to export MTBE to Europe, Asia or South America, although this may produce a lower level of cash flow than the sale of MTBE in the U.S. We may also elect to use all or a portion of its precursor TBA to produce saleable products other than MTBE. If we opt to produce products other than MTBE, necessary modifications to our facilities may require significant capital expenditures and the sale of the other products may produce a materially lower level of cash flow than the sale of MTBE.

        In addition to the use limitations described above, a number of lawsuits have been filed, primarily against gasoline manufacturers, marketers and distributors, by persons seeking to recover damages allegedly arising from the presence of MTBE in groundwater. While we have not been named as a defendant in any litigation concerning the environmental effects of MTBE, we cannot provide assurances that we will not be involved in any such litigation or that such litigation will not have a material adverse effect on our results of operations or financial position.

Employee Benefit Plans

        Our employees participate in a trusteed, non-contributory defined benefit pension plan (the "Plan") that covers substantially all of our full-time employees. The Plan provides benefits based on years of service and final average salary. However, effective July 1, 2004, the existing Plan formula for employees not covered by a collective bargaining agreement was converted to a cash balance design. For represented employees, participation in the cash balance design is subject to the terms of negotiated contracts. For participating employees, benefits accrued as of June 30, 2004 under the prior formula were converted to opening cash balance accounts. The new cash balance benefit formula provides annual pay credits from 4% to 12% of eligible pay, depending on age and service, plus accrued interest. Participants in the plan on July 1, 2004 may be eligible for additional annual pay credits from 1% to 8%, depending on their age and service as of that date, for up to five years. The change to a cash balance formula for certain of our employees will not have a material impact on our future pension expense or contribution requirements.

        In May 2004, the FASB issued FASB Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP No. 106-2 provides accounting guidance for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") to a sponsor of a postretirement health care plan. On July 1, 2004, we adopted the provisions of FSP No. 106-2. The adoption of FSP No. 106-2 reduced our non-pension postretirement accumulated benefit obligation by approximately $4.4 million, which has been recognized as a change in our unrecognized actuarial gain/loss. The adoption of FSP No. 106-2 reduced the net periodic postretirement benefit cost recognized during the three months ended September 30, 2004 by approximately $0.5 million.

Recently Issued Financial Accounting Standards

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. In December 2003, the FASB issued a complete replacement of FIN 46 (FIN 46R), to clarify certain complexities. We are required to adopt this standard on January 1, 2005 and are currently evaluating its impact. While our evaluation of this interpretation is ongoing, it is possible that our implementation may require the de-consolidation of the results of operations of AdMat Investment and its wholly-owned subsidiaries, including AdMat, and accounting for the results of this investment on the equity method.

Critical Accounting Policies

        There have been no changes in the third quarter 2004 with respect to our critical accounting policies as presented in the notes to our financial statements for the year ended December 31, 2003 included in our Registration Statement on Form S-4 (File No. 333-116100) and in the 2003 Annual Reports on Form 10-K of our subsidiaries HIH and HI.

Changes in Financial Condition

        The following information summarizes our working capital position as of September 30, 2004 and December 31, 2003 (dollars in millions):

	September 30, 2004	December 31, 2003	Difference
Current assets:
Cash and cash equivalents	$239.1	$208.3	$30.8
Accounts and notes receivables	1,403.3	1,102.7	300.6
Inventories	1,132.6	1,039.3	93.3
Prepaid expenses	70.6	39.6	31.0
Deferred income taxes	20.6	14.7	5.9
Other current assets	69.5	108.3	(38.8)

Total current assets	2,935.7	2,512.9	422.8

Current liabilities:
Accounts payable	919.7	832.1	87.6
Accrued liabilities	689.8	702.0	(12.2)
Deferred income taxes	18.9	15.1	3.8
Current portion of long-term debt	54.8	137.1	(82.3)

Total current liabilities	1,683.2	1,686.3	(3.1)

Working capital	$1,252.5	$826.6	$425.9

        As of September 30, 2004, our working capital increased by $425.9 million as a result of the net impact of the following significant changes:

  •
  The increase in cash balances of $30.8 million results from the matters identified in the Consolidated Statement of Cash Flows set out in our consolidated financial statements.

  •
  The increase in accounts receivable of $300.6 million is primarily due to higher average selling and higher sales volumes.

  •
  The increase in inventories of $93.3 million is mainly due to increased raw material and energy costs.

  •
  The increase of $31.0 million in prepaid expenses is mainly due to the timing of payments and amortization of our annual corporate insurance policy renewal in July 2004.

  •
  The decrease in other current assets of $38.8 million resulted primarily from decreased tax receivables of $29.4 million and $9.4 million of other miscellaneous receivables.

  •
  Accounts payable increased of $87.6 million is primarily due to increased raw material and energy costs.

  •
  The decrease in the current portion of long-term debt of $82.3 million is primarily attributable to the repayment of the Huntsman Polymers Notes of $36.8 million on January 28, 2004, the payment of $25 million made on our HCCA credit facility with proceeds from our HLLC Senior Secured Notes, and the refinancing of our Australian credit facilities on August 31, 2004 which resulted in the remaining debt under such facilities being classified as non-current.

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

        There are a number of risks and uncertainties, including those discussed elsewhere in this report, that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risk factors specified in our Registration Statement on Form S-4 (File No. 333-116100) and in the 2003 Annual Reports on Form 10-K of our subsidiaries, HIH and HI, some of which are summarized below.

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

  •
  If we are unable to maintain an effective working relationship with MatlinPatterson, our business could be adversely affected.

  •
  Certain events could result in a change of control of our Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk, including changes in interest rates, currency exchange rates and certain commodity prices. Our exposure to foreign currency market risk is somewhat limited since our sales prices are typically denominated in euros or U.S. dollars. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Our exposure to changing commodity prices is somewhat limited since the majority of our raw materials are acquired at posted or market related prices, and sales prices for finished products are generally at market related prices which are largely set on a monthly or quarterly basis in line with industry practice. To manage the volatility relating to these exposures, from time to time, we enter into various derivative transactions. We hold and issue derivative financial instruments for economic hedging purposes only.

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Short-term exposures to changing foreign currency exchange rates at certain foreign subsidiaries are generally netted where practical with exposures of other subsidiaries and the remaining exposures then, from time to time, may be managed through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (with maturities of nine months or less) with various financial institutions to reflect the currency denomination of our cash flows. We do not hedge our currency exposures in a manner that would entirely eliminate the effect of changes in exchange rates on our cash flows and earnings. As of September 30, 2004, we had no outstanding forward foreign exchange contracts. Our hedging activity from time to time comprises selling forward surpluses of non-dollar receivables for U.S. dollars. In addition, HI's accounts receivable securitization program requires in certain circumstances that we enter into certain forward foreign currency hedges intended to hedge currency exposures on the collateral supporting the off-balance sheet debt issued in the program.

        As of September 30, 2004, we had combined outstanding variable rate borrowings at HLLC, HI and AdMat, including amounts outstanding under our HLLC and AdMat floating rate notes of approximately $2.5 billion. The weighted average interest rates of these borrowings were approximately 6.0%. This weighted average does not consider the effects of interest rate hedging activities. As of September 30, 2004, Huntsman LLC had outstanding variable rate borrowings of approximately $1 billion and the weighted average interest rate of these borrowings was approximately 6.8%. This weighted average rate does not consider the effects of interest rate hedging activities. As of September 30, 2004, HI had outstanding variable rate borrowings of approximately $1.4 billion. The weighted average interest rate of these borrowings was approximately 5.1%. This weighted average rate does not consider the effects of interest rate hedging activities. As of September 30, 2004, AdMat had outstanding variable rate borrowings of approximately $100 million and the interest rate of these borrowings was 10.0%. Assuming a 1.0% (100 basis point) increase in interest rates, without giving effect to interest rate hedges, the effect on the annual interest expense would be an increase of approximately $25 million (approximately $14 million pertaining to HIH, $10 million pertaining to HLLC restricted group and $1 million pertaining to AdMat).

        As of September 30, 2004, Huntsman LLC had entered into approximately $184.0 million notional amount of interest rate swap transactions, which have remaining terms ranging from approximately fifteen to thirty-three months. The majority of these transactions hedge against movements in U.S. dollar interest rates. The U.S. dollar swap transactions obligate us to pay fixed amounts ranging from approximately 3.78% to approximately 6.55%. We do not hedge our interest rate exposure in a manner that would eliminate the effects of changes in market interest rates on our cash flow and earnings.

        In order to reduce overall raw material cost volatility, from time to time we enter into various commodity contracts to hedge our purchase of commodity products. We do not hedge our commodity exposure in a manner that would eliminate the effects of changes in commodity prices on our cash flows and earnings. At September 30, 2004, we had forward purchase and sale contracts for 30,000 tonnes of naphtha and 56,000 tonnes of other hydrocarbons, respectively, which do not qualify for hedge accounting. Assuming a 10% increase or a 10% decrease in the price per tonne of naphtha, the impact on the forward purchase contracts would result in losses and gains of approximately $0.3 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES

        In connection with the audit of our financial statements for the year ended December 31, 2003, our independent auditors identified several matters that they deemed to be "material weaknesses" in our internal controls as defined in standards established by the American Institute of Certified Public Accountants. On September 15, 2004, our auditors issued a formal letter reporting these matters. As noted by the auditors, these material weaknesses led to restatements of our financial statements in recent periods.

        The principal material weakness identified by our auditors was that our controllership function did not have an adequate formal process in place to gather the data required to prepare the financial statements and disclosures required for the numerous financial reporting requirements of us and some of our subsidiaries. Specifically, the auditors noted that there was not a detailed review of the data supporting the disclosures in our financial statements by a senior member of our controllership function, that supporting documentation for certain disclosures was very limited, that the processes used to aggregate the information varied by subsidiary, without a standard, comprehensive package of supporting disclosure, and that information delivered to senior management and our audit committee was not timely and was often incomplete.

        In addition, the auditors noted that HI had made a data entry error during the transition of its PO business to the SAP enterprise resource planning system in April 2003. This error, which was not detected until February 2004, led to the restatement of our third quarter 2003 financial statements. The auditors also noted that during 2003, loss on sale of accounts receivable related to HI's receivables securitization program was reported incorrectly due to a failure to properly understand certain aspects of the securitization program and a lack of oversight in the accounting for the program. This error led to the restatement of our financial statements for the first three quarters of 2003.

        On October 12, 2004, we announced that we had determined to reclassify certain amounts in our consolidated statements of cash flows caused by errors in the automated process by which we determined the effect and classification of foreign exchange rates and the repayment of debt by a subsidiary and the classification of certain fees paid in connection with the AdMat Transaction on our statements of cash flows. These errors led to a restatement of our financial statements for the six months ended June 30, 2004 and year ended December 31, 2003. As previously announced, these reclassifications had no impact on our consolidated statements of operations.

        We entered into a number of significant transactions in 2003, including the acquisition of the HIH minority interests and the AdMat Transaction, which significantly increased our financial reporting obligations. To improve our financial accounting organization and processes, we appointed a new independent director as the chairman of our audit committee in December 2003. In addition, since the beginning of 2004, we have replaced our Controller and have added 13 new positions in the areas of finance, treasury, internal controls and internal audit, including a Director of Financial Reporting and a Director of Internal Controls. We intend to add two more positions in internal audit before the end of the year. We have also adopted and implemented additional policies and procedures to strengthen our financial reporting system.

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2004. In undertaking this evaluation, our management has considered the matters identified by our auditors. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company, including our consolidated subsidiaries, is made known to the chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

        We have made the changes discussed above to strengthen our internal control over financial reporting. A number of these changes occurred during the three months ended September 30, 2004 and have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        HI settled certain claims during and prior to the second quarter of 2004 relating to discoloration of unplasticized polyvinyl chloride products allegedly caused by HI's TiO2 ("Discoloration Claims"). Substantially all of the TiO2 that was the subject of these claims was manufactured prior to HI's acquisition of its TiO2 business from ICI in 1999. Net of amounts HI has received from insurers and pursuant to contracts of indemnity, HI has paid approximately £8 million ($14.9 million) in costs and settlement amounts for Discoloration Claims.

        Certain insurers have denied coverage with respect to certain Discoloration Claims. HI brought suit against these insurers to recover the amounts it believes are due to it. The court found in favor of the insurers, and HI lodged an application for leave to appeal that decision. Qualified leave to appeal was granted in November 2004. HI is considering whether to make a further application to have the qualification removed. HI does not expect the appeal to be heard before the end of the first quarter of 2005.

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

        On July 21, 2004, AdMat and Ciba Specialty Chemicals Holdings Inc. ("Ciba") entered into a settlement agreement that provided, in general, that Ciba would pay AdMat $10.9 million in 2004 and will provide AdMat with approximately $11 million of credits over the next five years against payments for certain services provided by Ciba at one of AdMat's facilities. AdMat also received additional consideration in the form of modifications to certain agreements between it and Ciba. In August 2004, AdMat received payment of the $10.9 million settlement. To date, AdMat has incurred approximately $2.2 million in legal costs in connection with the arbitration proceedings against Ciba.

        Huntsman LLC is a party to various lawsuits brought by persons alleging personal injuries and/or property damage based upon alleged exposure to toxic substances. For example, since June 2003, a number of lawsuits have been filed in state district court in Jefferson County, Texas against several local chemical plants and refineries, including Huntsman LLC's subsidiary, Huntsman Petrochemical Corporation. Generally, these lawsuits allege that the refineries and chemical plants located in the vicinity of the plaintiffs' homes discharged chemicals into the air that interfere with use and enjoyment of property and cause health problems and/or property damages. The plaintiffs in these cases seek unspecified monetary damages. Because these cases are still in the initial stages, Huntsman LLC does not have sufficient information at the present time to estimate any liability to it.

        In addition, Huntsman LLC has been named as a "premises defendant" in a number of asbestos exposure lawsuits. Where the alleged exposure occurred prior to our ownership or operation of the relevant "premises," Huntsman LLC generally has indemnity protection from the prior owner or operator. These suits often involve multiple plaintiffs and multiple defendants, and, generally, the complaint in the action does not indicate which plaintiffs are making claims against a specific defendant, where or how the alleged injuries occurred, or what injuries each plaintiff claims. These facts must be learned through discovery. Among the cases currently pending against Huntsman LLC for which a prior owner has not accepted defense under its indemnity agreements, it is aware of three claims of mesothelioma. Huntsman LLC does not have sufficient information at the present time to estimate any liability in these cases. Based on past history of settlements and experience in these types of cases, we believe although it can give no assurance, that our ultimate liability in these cases will not have a material adverse effect on its results of operations or financial position.

        We are a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, and based in part on the indemnities provided to us in connection with the transfer of businesses to us and our insurance coverage, we do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition or results of operations. See "Part I—Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Environmental, Health and Safety Matters" for a discussion of environmental proceedings.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        On July 19, 2004, our sole stockholder, Huntsman Group Inc., approved, by written consent, an amendment to our Certificate of Incorporation. This amendment, which was effective August 7, 2004, reduced the number of shares of our common stock authorized from 250,000,000 to 5,000,000 and effected a 10 for 1 reverse stock split.

ITEM 6. EXHIBITS

3.1	Certificate of Amendment to the Certificate of Incorporation of HMP Equity Holdings Corporation dated August 5, 2004.
10.1
Revolving Credit Agreement dated as of October 14, 2004, among Huntsman LLC, Huntsman Petrochemical Corporation, Huntsman Expandable Polymers Company, LC, Huntsman Polymers Corporation, Huntsman Fuels, L.P., and Huntsman International Trading Corporation, as borrowers, the financial institutions party thereto, including Deutsche Bank Trust Company Americas, in their capacities as lenders thereunder, and Deutsche Bank Trust Company Americas, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended September 30, 2004)
10.2
Term Credit Agreement dated as of October 14, 2004, among Huntsman LLC, the financial institutions party thereto, including Deutsche Bank Trust Company Americas, in their capacities as lenders thereunder, and Deutsche Bank Trust Company Americas, as agent for the lenders (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended September 30, 2004)
10.3
Security Agreement (Revolving) dated as of October 14, 2004, among Huntsman LLC, certain subsidiaries of Huntsman LLC, and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended September 30, 2004)
10.4
Security Agreement (Term) dated as of October 14, 2004, among Huntsman LLC, certain subsidiaries of Huntsman LLC, and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended September 30, 2004)
10.5
Second Amended and Restated Intercreditor Agreement dated as of October 14, 2004, among Deutsche Bank Trust Company Americas, as administrative agent, collateral agent, and mortgagee, and HSBC Bank USA, National Association, as trustee, and consented to by Huntsman LLC (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended September 30, 2004)
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

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMP EQUITY HOLDINGS CORPORATION
Date: November 19, 2004
/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)
Date: November 19, 2004
/s/ L. RUSSELL HEALY L. Russell Healy Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

EXHIBIT INDEX

Number	Description of Exhibits
3.1	Certificate of Amendment to the Certificate of Incorporation of HMP Equity Holdings Corporation dated August 5, 2004.
10.1
Revolving Credit Agreement dated as of October 14, 2004, among Huntsman LLC, Huntsman Petrochemical Corporation, Huntsman Expandable Polymers Company, LC, Huntsman Polymers Corporation, Huntsman Fuels, L.P., and Huntsman International Trading Corporation, as borrowers, the financial institutions party thereto, including Deutsche Bank Trust Company Americas, in their capacities as lenders thereunder, and Deutsche Bank Trust Company Americas, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended September 30, 2004)
10.2
Term Credit Agreement dated as of October 14, 2004, among Huntsman LLC, the financial institutions party thereto, including Deutsche Bank Trust Company Americas, in their capacities as lenders thereunder, and Deutsche Bank Trust Company Americas, as agent for the lenders (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended September 30, 2004)
10.3
Security Agreement (Revolving) dated as of October 14, 2004, among Huntsman LLC, certain subsidiaries of Huntsman LLC, and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended September 30, 2004)
10.4
Security Agreement (Term) dated as of October 14, 2004, among Huntsman LLC, certain subsidiaries of Huntsman LLC, and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended September 30, 2004)
10.5
Second Amended and Restated Intercreditor Agreement dated as of October 14, 2004, among Deutsche Bank Trust Company Americas, as administrative agent, collateral agent, and mortgagee, and HSBC Bank USA, National Association, as trustee, and consented to by Huntsman LLC (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended September 30, 2004)
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