Form 10-Q/A
period 2004-06-30
HMP Equity Holdings CORP
filed 2004-12-08
CIK 1291834

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

EXPLANATORY NOTE

        In the course of preparing a registration statement in October 2004 for the proposed initial public offering of the common stock of our ultimate parent, we determined to reclassify certain amounts in our consolidated statement of cash flows for the six months ended June 30, 2004 to accurately reflect the repayment of debt by a subsidiary and the effects of foreign currency exchange rate changes on cash. As a result, we have restated the consolidated statements of cash flows for the six months ended June 30, 2004. The reclassifications have no impact on our (i) consolidated statements of operations and comprehensive income (loss), (ii) consolidated balance sheets or (iii) increase (decrease) in cash and cash equivalents on our consolidated statements of cash flows.

        To give effect to the restatement of our June 30, 2004 consolidated statement of cash flows, this Amendment No. 1 on Form 10-Q/A amends "Item 1. Financial Statements," "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 4. Controls and Procedures" of our original report on Form 10-Q. This Amendment No. 1 does not amend any other item of our original report on Form 10-Q.

        Except as set forth above or as otherwise specifically indicated herein, this Amendment No. 1 does not reflect events occurring after the August 16, 2004 filing of our original report on Form 10-Q or modify or update the disclosures set forth in the original report. As a result, this Amendment No. 1 contains forward-looking information that has not been updated for events subsequent to the August 16, 2004 filing of our original report on Form 10-Q, and we direct you to our SEC filings made subsequent to August 16, 2004 for additional information.

i

HMP EQUITY HOLDINGS CORPORATION

AMENDMENT NO. 1

FORM 10-Q/A FOR THE QUARTERLY PERIOD

ENDED JUNE 30, 2004

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$187.1	$208.3
Accounts and notes receivables (net of allowance for doubtful accounts of $24.6 and $26.5, respectively)	1,268.6	1,102.7
Inventories	1,033.9	1,039.3
Prepaid expenses	21.0	39.6
Deferred income taxes	11.0	14.7
Other current assets	110.9	108.3

Total current assets	2,632.5	2,512.9
Property, plant and equipment, net	5,102.6	5,079.3
Investment in unconsolidated affiliates	163.6	158.0
Intangible assets, net	286.3	316.8
Goodwill	3.3	3.3
Deferred income taxes	17.3	28.8
Other noncurrent assets	573.2	638.3

Total assets	$8,778.8	$8,737.4

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable, including overdraft of $nil and $7.5, respectively	$926.4	$832.1
Accrued liabilities	699.1	702.0
Deferred income taxes	11.5	15.1
Current portion of long-term debt	44.4	137.1

Total current liabilities	1,681.4	1,686.3
Long-term debt	5,936.3	5,737.5
Long-term debt—affiliates	38.0	35.5
Deferred income taxes	306.2	234.8
Other noncurrent liabilities	601.4	584.7

Total liabilities	8,563.3	8,278.8

HGI's interest in preferred equity of consolidated subsidiary (liquidation preference of $513.3 million)	194.4	194.4
Minority interest in common equity of subsidiary	29.2	30.5

Total minority interests	223.6	224.9
Commitments and contingencies (Note 15 and 16)
Stockholder's equity (deficit):
Common Stock	1,287.3	1,287.3
Warrants issued	130.0	130.0
Warrants reacquired, held in treasury at cost	(1.3)	(1.3)
Accumulated deficit	(1,513.7)	(1,243.5)
Accumulated other comprehensive income	89.6	61.2

Total stockholder's equity (deficit)	(8.1)	233.7

Total liabilities and stockholder's equity (deficit)	$8,778.8	$8,737.4

See accompanying notes to unaudited consolidated financial statements

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

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

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT) (UNAUDITED)

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

See accompanying notes to unaudited consolidated financial statements

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
	(As restated, See Note 20)
Cash Flows From Operating Activities:
Net loss	$(270.2)	$(123.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in (income) losses of investment in unconsolidated affiliates	(3.1)	38.7
Depreciation and amortization	279.3	113.8
Noncash restructuring, plant closing, and asset impairment charges	81.1	12.3
Provision for losses on accounts receivable	2.6	—
Gain on disposal of plant and equipment	0.7	0.8
Noncash interest expense	77.3	36.7
Noncash interest on affiliate debt	(17.1)	(27.1)
Deferred income taxes	18.3	(6.9)
Unrealized (gain) loss on foreign currency transactions	(8.0)	8.4
Minority interests in subsidiaries	0.4	—
Changes in operating assets and liabilities:
Accounts and notes receivables	(212.0)	93.9
Change in receivables sold, net of cash received	29.7	—
Inventories	(1.9)	(54.6)
Prepaid expenses	20.2	26.2
Other current assets	(26.9)	(7.5)
Other noncurrent assets	(67.7)	(13.0)
Accounts payable	73.8	(72.8)
Accrued liabilities	49.4	(9.2)
Other noncurrent liabilities	17.3	(3.5)

Net cash provided by operating activities	43.2	12.6

Investing Activities:
Capital expenditures	(94.2)	(58.9)
Investment in unconsolidated affiliate	(11.8)	—
Acquisition of minority interests	(7.2)	(286.0)
Net cash received from unconsolidated affiliates	8.3	0.3
Proceeds from sale of fixed assets	1.7	—
Advances to unconsolidated affiliates	(1.2)	(0.8)

Net cash used in investing activities	(104.4)	(345.4)

Financing Activities:
Net borrowings under revolving loan facilities	89.3	116.3
Repayment on overdraft	(7.8)	—
Proceeds from issuance of long-term debt	400.0	310.8
Repayment of long-term debt	(430.3)	(21.9)
Repayment of notes payable to Imperial Chemicals	(0.9)	(108.9)
Proceeds from issuance of warrants	—	104.2
Shares of subsidiary issued to minorities for cash	2.7	1.8
Debt issuance costs paid	(12.1)	(23.0)

Net cash provided by financing activities	40.9	379.3

Effect of exchange rate changes on cash	(0.9)	11.8

Increase (decrease) in cash and cash equivalents	(21.2)	58.3
Cash and cash equivalents at beginning of period	208.3	31.6
Cash and cash equivalents of HIH at May 1, 2003 (date of consolidation)	—	62.2

Cash and cash equivalents at end of period	$187.1	$152.1

Supplemental cash flow information:
Cash paid for interest	223.4	81.7
Cash paid for income taxes	1.2	3.8

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

  •
  HGI owns the preferred equity of AdMat Investment and contributed the common equity of AdMat Investment to the Company.

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

Interim Financial Statements

        The accompanying unaudited interim consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and, in management's opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the periods shown, have been made. Results for interim periods are not necessarily indicative of those to be expected for the full year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes to consolidated financial statements for the year ended December 31, 2003.

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

5.     Investments in Unconsolidated Affiliates

        The Company's ownership percentage and investments in unconsolidated affiliates, primarily manufacturing joint ventures, consist of the following (dollars in millions):

	June 30, 2004	December 31, 2003
Equity Method:
Polystyrene Australia Pty Ltd.	$3.5	$3.6
Sasol-Huntsman GmbH and Co. KG (50%)	13.8	13.2
Louisiana Pigment Company, L.P. (50%)	122.1	130.4
Rubicon, LLC (50%)	1.1	1.0
BASF Huntsman Shanghai Isocyanate Investment BV (50%)(1)	17.9	6.1
Others	2.7	1.2

Total equity method investments	161.1	155.5
Cost Method:
Gulf Advanced Chemicals Industry Corporation (4%)	2.5	2.5

Total investments	$163.6	$158.0

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

Other Debt

        On August 1, 2000, Vantico, AdMat's predecessor company, issued the € 250 million of the Vantico Senior Notes. The Vantico Senior Notes bear interest at 12%, are due 2010 and are unsecured subordinated debt obligations. In connection with the AdMat Transaction, approximately 99.6% of the Vantico Senior Notes were converted to equity, and Vantico entered into a supplemental indenture that provided for the elimination of most of the covenants previously contained in the indenture. On September 10, 2003, pursuant to a change of control provision in the supplemental indenture, substantially all the remaining approximately 0.4% of the Vantico Senior Notes were purchased at 101% plus accrued interest and cancelled. Less than $0.1 million of the Vantico Senior Notes remain outstanding as of June 30, 2004.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003(3)	2004	2003(3)
Revenues:
Polyurethanes	$733.9	$385.9	$1,373.4	$385.9
Advanced Materials	287.6	—	572.3	—
Performance Products	451.2	365.6	906.0	644.9
Polymers	324.2	269.6	638.7	558.4
Pigments	278.1	170.6	533.0	170.6
Base Chemicals	911.2	511.4	1,770.3	827.7
Eliminations	(214.0)	(126.0)	(382.7)	(178.6)

Total	$2,772.2	$1,577.1	$5,411.0	$2,408.9

Segment EBITDA(1)
Polyurethanes	$100.0	$30.9	$172.8	$30.9
Advanced Materials	31.7	—	65.2	—
Performance Products	16.0	9.2	51.4	46.1
Polymers	0.2	22.7	19.1	36.1
Pigments	(83.4)	19.1	(75.8)	19.1
Base Chemicals	81.2	30.2	134.5	22.0
Corporate and other(2)	(29.4)	(3.3)	(42.8)	(48.0)

Total	$116.3	$108.8	$324.4	$106.2

Segment EBITDA(1)	$116.3	108.8	$324.4	$106.2
Interest income (expense), net	(144.5)	(99.7)	(304.9)	(122.1)
Income tax benefit (expense)	(6.0)	6.1	(10.4)	6.1
Depreciation and amortization	(151.5)	(81.7)	(279.3)	(113.8)

Net loss	$(185.7)	$(66.5)	$(270.2)	$(123.6)

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

20.   Restatements

        In the course of preparing a registration statement in October 2004 for the proposed initial public offering of the common stock of the Company's ultimate parent, the Company determined to reclassify certain amounts in its consolidated statement of cash flows for the six months ended June 30, 2004 to accurately reflect the repayment of debt by a subsidiary and the effects of foreign currency exchange rate changes on cash. As a result, the Company has restated the consolidated statements of cash flows for the six months ended June 30, 2004. The reclassifications have no impact on the Company's (i) consolidated statements of operations and comprehensive income (loss), (ii) consolidated balance sheets, or (iii) increase (decrease) in cash and cash equivalents on the consolidated statements of cash flows. A summary of the significant effects of this restatement is provided below (dollars in millions):

	Six Months ended June 30, 2004
Affected Cash Flow Statement Item	As previously reported	As restated
Net cash provided by operating activities	$35.9	$43.2
Net cash provided by financing activities	82.6	40.9
Effect of exchange rate changes on cash	(35.3)	(0.9)

21.   Condensed Consolidating Financial Statements

        The following condensed consolidating financial statements present, in separate columns, financial information for the following: HMP Equity Holdings Corporation (on a parent only basis), with its investment in subsidiaries recorded under the equity method; Alta One Inc., the guarantor of the HMP Senior Discount Notes ("Alta One" or the "HMP Guarantor"), and the non-guarantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of June 30, 2004 and December 31, 2003 and for the periods ended June 30, 2004 and 2003. There are no contractual restrictions limiting transfers of cash from the HMP Guarantor to the Company. The HMP Guarantor is 100% owned by the Company and has fully and unconditionally guaranteed the HMP Senior Discount Notes on a joint and several basis. The Company has not presented separate financial statements and other disclosures for the HMP Guarantor because management believes that such information is not material to investors.

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

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

CONDENSED CONSOLIDATING BALANCE SHEET

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

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

THREE MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

(Dollars in Millions)

	Parent Only	Guarantor	Non- Guarantors	Eliminations	Consolidated HMP Equity Holdings
Revenues:
Trade sales	$—	$—	$2,758.4	$—	$2,758.4
Related party sales	—	—	13.8	—	13.8

Total revenues	—	—	2,772.2	—	2,772.2
Cost of goods sold	16.2	—	2,414.6	—	2,430.8

Gross profit	(16.2)	—	357.6	—	341.4
Expenses:
Selling, general and administrative	0.1	—	174.2	—	174.3
Research and development	—	—	19.7	—	19.7
Other operating income	—	—	28.7	—	28.7
Restructuring and plant closing costs	—	—	150.5	—	150.5

Total expenses	0.1	—	373.1	—	373.2

Operating loss	(16.3)	—	(15.5)	—	(31.8)
Interest (expense) income, net	2.4	—	(143.6)	(3.3)	(144.5)
Loss on sale of accounts receivable	6.3	—	(9.3)	—	(3.0)
Equity in earnings (losses) of unconsolidated affiliates	(173.2)	(52.8)	12.6	215.8	2.4
Other income (expense)	—	—	(2.1)	—	(2.1)

Loss before income tax benefit and minority interest	(180.8)	(52.8)	(157.9)	212.5	(179.0)
Income tax benefit (expense)	(4.9)	13.7	(14.8)	—	(6.0)

Loss before minority interest	(185.7)	(39.1)	(172.7)	212.5	(185.0)
Minority interest in subsidiaries' (income) loss	—	—	47.9	(48.6)	(0.7)

Net loss	(185.7)	(39.1)	(124.8)	163.9	(185.7)
Other comprehensive income (loss)	(14.0)	37.2	(1.9)	(35.3)	(14.0)

Comprehensive loss	$(199.7)	$(1.9)	$(126.7)	$128.6	$(199.7)

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

THREE MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

(Dollars in Millions)

	Parent Only	Guarantor	Non- Guarantors	Eliminations	Consolidated HMP Equity Holdings
Revenues:
Trade sales	$—	$—	$1,554.3	$—	$1,554.3
Related party sales	—	—	22.8	—	22.8

Total revenues	—	—	1,577.1	—	1,577.1
Cost of goods sold	2.0	—	1,413.1	—	1,415.1

Gross profit	(2.0)	—	164.0	—	162.0
Expenses:
Selling, general and administrative	—	0.5	102.0	—	102.5
Research and development	—	—	13.6	—	13.6
Other operating income	—	—	(16.1)	—	(16.1)
Restructuring and plant closing costs	—	—	22.4	—	22.4

Total expenses	—	0.5	121.9	—	122.4

Operating income (loss)	(2.0)	(0.5)	42.1	—	39.6
Interest (expense) income, net	7.7	—	(103.6)	(3.8)	(99.7)
Loss on sale of accounts receivable	—	—	(8.5)	—	(8.5)
Equity in earnings (losses) of unconsolidated affiliates	(72.0)	(18.9)	(0.2)	87.1	(4.0)
Other income (expense)	—	—	—	—	—

Loss before income tax benefit and minority interest	(66.3)	(19.4)	(70.2)	83.3	(72.6)
Income tax benefit (expense)	(0.2)	3.8	2.5	—	6.1

Loss before minority interest	(66.5)	(15.6)	(67.7)	83.3	(66.5)
Minority interest in subsidiaries' (income) loss	—	—	(18.6)	18.6	—

Net loss	(66.5)	(15.6)	(49.1)	64.7	(66.5)
Other comprehensive income (loss)	23.5	(0.9)	24.4	(23.5)	23.5

Comprehensive loss	$(43.0)	$(16.5)	$(24.7)	$41.2	$(43.0)

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

(Dollars in Millions)

	Parent Only	Guarantor	Non- Guarantors	Eliminations	Consolidated HMP Equity Holdings
Revenues:
Trade sales	$—	$—	$5,390.7	$—	$5,390.7
Related party sales	—	—	20.3	—	20.3

Total revenues	—	—	5,411.0	—	5,411.0
Cost of goods sold	18.9	—	4,766.1	—	4,785.0

Gross profit	(18.9)	—	644.9	—	626.0
Expenses:
Selling, general and administrative	0.2	—	351.5	—	351.7
Research and development	—	—	43.0	—	43.0
Other operating income	—	—	18.8	—	18.8
Restructuring and plant closing costs	—	—	159.2	—	159.2

Total expenses	0.2	—	572.5	—	572.7

Operating income (loss)	(19.1)	—	72.4	—	53.3
Interest (expense) income, net	0.7	—	(298.4)	(7.2)	(304.9)
Loss on sale of accounts receivable	—	—	(6.5)	—	(6.5)
Equity in earnings (losses) of unconsolidated affiliates	(253.9)	(78.5)	14.0	321.5	3.1
Other income (expense)		—	(3.9)	—	(3.9)

Loss before income tax benefit and minority interest	(272.3)	(78.5)	(222.4)	314.3	(258.9)
Income tax benefit (expense)	2.1	20.4	(32.9)	—	(10.4)

Loss before minority interest	(270.2)	(58.1)	(255.3)	314.3	(269.3)
Minority interest in subsidiaries' (income) loss			72.7	(73.6)	(0.9)

Net loss	(270.2)	(58.1)	(182.6)	240.7	(270.2)
Other comprehensive income (loss)	(20.9)	37.2	(8.8)	(28.4)	(20.9)

Comprehensive loss	$(291.1)	$(20.9)	$(191.4)	$212.3	$(291.1)

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

(Dollars in Millions)

	Parent Only	Guarantor	Non- Guarantors	Eliminations	Consolidated HMP Equity Holdings
Revenues:
Trade sales	$—	$—	$2,334.3	$—	$2,334.3
Related party sales	—	—	74.6	—	74.6

Total revenues	—	—	2,408.9	—	2,408.9
Cost of goods sold	2.0	—	2,201.2	—	2,203.2

Gross profit	(2.0)	—	207.7	—	205.7
Expenses:
Selling, general and administrative	—	—	144.1	—	144.1
Research and development	—	—	19.3	—	19.3
Other operating income	—	—	(20.1)	—	(20.1)
Restructuring and plant closing costs	—	—	22.4	—	22.4

Total expenses	—	—	165.7	—	165.7

Operating income (loss)	(2.0)	—	42.0	—	40.0
Interest (expense) income, net	19.9	—	(138.2)	(3.8)	(122.1)
Loss on sale of accounts receivable	—	—	(8.5)	—	(8.5)
Equity in earnings (losses) of unconsolidated affiliates	(141.3)	(15.2)	(37.8)	155.6	(38.7)
Other income (expense)	—	—	(0.4)	—	(0.4)

Loss before income tax benefit and minority interest	(123.4)	(15.2)	(142.9)	151.8	(129.7)
Income tax benefit (expense)	(0.2)	—	6.3	—	6.1

Loss before minority interest	(123.6)	(15.2)	(136.6)	151.8	(123.6)
Minority interest in subsidiaries' (income) loss		—	(18.6)	18.6	—

Net loss	(123.6)	(15.2)	(118.0)	133.2	(123.6)
Other comprehensive income (loss)	30.8	—	30.8	(30.8)	30.8

Comprehensive loss	$(92.8)	$(15.2)	$(87.2)	$102.4	$(92.8)

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

(Dollars in Millions)

	Parent Only	Guarantor	Non- Guarantors(1)	Eliminations	Consolidated HMP Equity Holdings(1)
Net cash provided by operating activities	$—	$—	$43.2	$—	$43.2
Investing activities:
Capital expenditures	—	—	(94.2)	—	(94.2)
Investment in unconsolidated affiliate	—	—	(11.8)	—	(11.8)
Net cash received from unconsolidated affiliates	—	—	8.3	—	8.3
Proceeds from the sale of fixed assets	—	—	1.7	—	1.7
Acquisition of minority interest	(7.2)	—	—	—	(7.2)
Advances to unconsolidated affiliates	—	—	(1.2)	—	(1.2)

Net cash used in investing activities	(7.2)	—	(97.2)	—	(104.4)

Financing activities:
Net borrowings (repayments) under revolving credit facilities	—	—	89.3	—	89.3
Repayments on overdraft	—	—	(7.8)	—	(7.8)
Proceeds from issuance of long-term debt		—	400.0	—	400.0
Repayment of long-term debt	—	—	(430.3)	—	(430.3)
Repayment of notes payable to Imperial Chemical	—	—	(0.9)	—	(0.9)
Shares of subsidiary issued to minority shareholder for cash	—	—	2.7	—	2.7
Debt issuance costs paid	—	—	(12.1)	—	(12.1)

Net cash provided by financing activities	—	—	40.9	—	40.9
Effect of exchange rate on cash	—	—	(0.9)	—	(0.9)

(Decrease) increase in cash and equivalents	(7.2)	—	(14.0)	—	(21.2)
Cash and cash equivalents at beginning of period	7.2	—	201.1	—	208.3

Cash and equivalents at end of period	$—	$—	$187.1	$—	$187.1

(1)
As restated, see "Note 20—Restatements" to the unaudited consolidated financial statements.

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

(Dollars in Millions)

	Parent Only	Guarantor	Non- Guarantors	Eliminations	Consolidated HMP Equity Holdings
Net cash provided by operating activities	$—	$—	$12.6	$—	$12.6
Investing activities:
Capital expenditures	—	—	(58.9)	—	(58.9)
Net cash received from unconsolidated affiliates	—	—	0.3	—	0.3
Acquisition of minority interest	(286.0)	—	—	—	(286.0)
Intercompany advances, net of repayments	1.5	—	(1.5)	—	—
Advances to unconsolidated affiliates	—	—	(0.8)	—	(0.8)

Net cash used in investing activities	(284.5)	—	(60.9)	—	(345.4)

Financing activities:
Net borrowings (repayments) under revolving credit facilities	—	—	116.3	—	116.3
Proceeds from issuance of long-term debt	310.8	—	—	—	310.8
Repayment of long-term debt	—	—	(21.9)	—	(21.9)
Repayment of notes payable to Imperial Chemical	(108.9)	—	—	—	(108.9)
Proceeds from issuance of warrants	104.2	—	—	—	104.2
Shares of subsidiary issued to minority shareholder for cash	—	—	1.8	—	1.8
Debt issuance costs	(9.8)	—	(13.2)	—	(23.0)

Net cash provided by financing activities	296.3	—	83.0	—	379.3
Effect of exchange rate on cash	—	—	11.8	—	11.8

Increase in cash and equivalents	11.8	—	46.5	—	58.3
Cash and cash equivalents at beginning of period	0.2	—	31.4	—	31.6
Cash and cash equivalents of HIH at May 1, 2003 (date of consolidation)	—	—	62.2	—	62.2

Cash and equivalents at end of period	$12.0	$—	$140.1	$—	$152.1

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

Explanatory Note

        In order to present data that is useful for comparative purposes, the information set forth below under the heading "Results of Operations (Pro Forma)" has been prepared as if HIH and AdMat were consolidated subsidiaries as of January 1, 2003. HIH became a consolidated subsidiary as of May 1, 2003 and AdMat became a consolidated subsidiary as of June 30, 2003. To complete the pro forma information, we have consolidated the additional operations and elimination entries of related parties for HIH and AdMat for the three and six months ended June 30, 2003. We believe the use of pro forma results for the periods covered in this report provides a more meaningful comparison of our results between the applicable periods. These results do not necessarily reflect the results that would have been obtained if we had consolidated HIH and AdMat on the dates indicated or that may be expected in the future.

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

        Many of the markets for Base Chemicals products, particularly ethylene, propylene, paraxylene and cyclohexane, and Polymers products, particularly polyethylene, polypropylene and styrene, are cyclical and sensitive to changes in the balance between supply and demand, the price of raw materials, and the level of general economic activity. Historically, these markets have experienced alternating periods of tight supply and rising prices and profit margins, followed by periods of capacity additions resulting in over-capacity and falling prices and profit margins. Demand for the majority of our commodity chemicals products has generally grown at rates that are approximately equal to or slightly greater than GDP growth. Market conditions during recent years generally have been characterized by a broad-based weakening in demand, overcapacity, volatile raw material costs and periods of reduced profit margins. We believe that weak economic conditions have resulted in a contraction in production capacity. If this contraction in industry capacity is sustained and if demand growth returns to the rates which have been achieved historically, we believe that industry profitability will improve.

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

Results of Operations (Historical)

Three and Six Months Ended June 30, 2004
Compared to Three and Six Months Ended June 30, 2003 (Unaudited)
(Dollars in Millions)

	Three Months Ended June 30, 2004(2)	Three Months Ended June 30, 2003(3)	Six Months Ended June 30, 2004(2)	Six Months Ended June 30, 2003(3)
Revenues	$2,772.2	$1,577.1	$5,411.0	$2,408.9
Cost of goods sold	2,430.8	1,415.1	4,785.0	2,203.2

Gross profit	341.4	162.0	626.0	205.7
Selling, general and administrative, research, and development and other operating income	222.7	100.0	413.5	143.3
Restructuring and plant closing costs	150.5	22.4	159.2	22.4

Operating (loss) income	(31.8)	39.6	53.3	40.0
Interest expense, net	(144.5)	(99.7)	(304.9)	(122.1)
Loss on sale of accounts receivable	(3.0)	(8.6)	(6.5)	(8.6)
Equity income (loss) on investments in unconsolidated affiliates	2.4	(4.0)	3.1	(38.7)
Other expense	(2.1)	—	(3.9)	(0.4)
Loss before income tax benefit and minority interests	(179.0)	(72.6)	(258.9)	(129.7)
Income tax (expense) benefit	(6.0)	6.1	(10.4)	6.1
Minority interests in subsidiaries' income	(0.7)	—	(0.9)	—

Net loss	$(185.7)	$(66.5)	$(270.2)	$(123.6)

Interest expense, net	144.5	99.7	304.9	122.1
Income tax expense (benefit)	6.0	(6.1)	10.4	(6.1)
Depreciation and amortization	151.5	81.7	279.3	113.8

EBITDA(1)	$116.3	$108.8	$324.4	$106.2

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

Pro Forma Financial Information

        In order to present data that is useful for comparative purposes, the following has been prepared as if HIH and AdMat were consolidated subsidiaries as of January 1, 2003. HIH became a consolidated subsidiary as of May 1, 2003 and AdMat became a consolidated subsidiary as of June 30, 2003. To complete the pro forma information, we have consolidated the additional operations and elimination entries of related parties for HIH and AdMat for the three and six months ended June 30, 2003. We believe the use of pro forma results for the periods covered in this report provides a more meaningful comparison of our results between the applicable periods. These results do not necessarily reflect the results that would have been obtained if we had consolidated HIH and AdMat on the dates indicated or that may be expected in the future.

Results of Operations (Pro Forma)

Three and Six Months Ended June 30, 2004
Compared to Three and Six Months Ended June 30, 2003 (Pro Forma) (Unaudited)
(Dollars in Millions)

	Three Months Ended June 30, 2004(2)	Three Months Ended June 30, 2003	% Change	Six Months Ended June 30, 2004(2)	Six Months Ended June 30, 2003	% Change
Revenues	$2,772.2	$2,248.7	23%	$5,411.0	$4,581.3	18%
Cost of goods sold	2,430.8	1,993.0	22%	4,785.0	4,086.9	17%

Gross profit	341.4	255.7	34%	626.0	494.4	27%
Selling, general and administrative, research and development, and other operating (income) expense	222.7	162.6	37%	413.5	347.2	19%
Restructuring and plant closing costs	150.5	49.4	205%	159.2	72.5	120%

Operating income (loss)	(31.8)	43.7	NM	53.3	74.7	(29)%
Interest expense, net	(144.5)	(136.6)	6%	(304.9)	(260.7)	17%
Gain (loss) on sale of accounts receivable	(3.0)	(11.3)	(73)%	(6.5)	(20.5)	(68)%
Equity income (loss) on investments in unconsolidated affiliates	2.4	0.3	NM	3.1	0.3	NM
Other expense	(2.1)	—	NM	(3.9)	(2.6)	50%

Loss before income taxes, minority interests, and cumulative effect of accounting change	(179.0)	(103.9)	72%	(258.9)	(208.8)	24%
Income tax (expense) benefit	(6.0)	(0.4)	NM	(10.4)	(4.5)	NM
Minority interests in subsidiaries' (income) loss	(0.7)	3.5	NM	(0.9)	(5.2)	NM

Net income (loss)	$(185.7)	$(100.8)	84%	$(270.2)	$(208.1)	30%

Interest expense, net	144.5	136.6	6%	304.9	260.7	17%
Income tax (benefit) expense	6.0	0.4	NM	10.4	4.5	NM
Depreciation and amortization	151.5	120.6	26%	279.3	239.0	17%

EBITDA(1)	$116.3	$156.8	(26)%	$324.4	$296.1	10%

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

Liquidity and Capital Resources (Pro Forma)

Pro Forma Statement of Cash Flows (Dollars in Millions)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
	Historical(1)	Pro forma
Cash flows from operating activities:
Net loss	$(270.2)	$(208.1)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	279.3	230.7
Noncash interest expense	77.3	60.9
Gain on foreign currency transactions	(8.0)	42.5
Other adjustments to reconcile net loss	82.9	(126.0)
Net changes in operating assets and liabilities	(118.1)	(110.1)

Net cash provided by (used in) operating activities	43.2	(110.1)

Investing activities:
Capital expenditures	(94.2)	(96.8)
Other investing activities	(10.2)	0.2

Net cash used in investing activities	(104.4)	(96.6)

Financing activities:
Net borrowings under revolving loan facilities	89.3	250.5
Repayment of long term debt	(430.3)	(215.6)
Other financing activities	381.9	155.9

Net cash provided by financing activities	40.9	190.8

Effect of exchange rate changes on cash	(0.9)	18.6

Increase (decrease) in cash and cash equivalents	(21.2)	2.7
Cash and cash equivalents at beginning of period	208.3	150.8

Cash and cash equivalents at end of period	$187.1	$153.5

(1)
As restated, see "Note 20—Restatements" to the unaudited consolidated financial statements.

Cash

        Net cash provided by operating activities for the six months ended June 30, 2004 increased to $43.2 million from $110.1 million used in operating activities for the same period in 2003. The variance is primarily attributable to improved gross profit, as discussed above.

        Net cash used in investing activities for the six months ended June 30, 2004 increased to $104.4 million from $96.6 million for the 2003 period.

        Net cash provided by financing activities for the six months ended June 30, 2004 decreased to $40.9 million, as compared to $190.8 million for the same period in 2003. The decrease in cash provided by financing activities is mainly a result of reduced borrowings to fund operating cash requirements as explained above.

Debt and Liquidity

Company

        On May 9, 2003, in connection with the HIH Consolidation Transaction, we issued 875,000 units consisting of $875 million aggregate principal amount 15% senior secured discount notes due 2008 (the "HMP Discount Notes") and warrants to purchase approximately 12% of our common stock (the "Warrants"). Cash proceeds from the offering were $415 million, resulting from an issuance price of $423.5 million net of a 2% discount, or $8.5 million. We have recorded the HMP Discount Notes at an original carrying value of $285.0 million, and we have recorded the warrants at an original carrying value of $130.0 million. As of June 30, 2004, the HMP Discount Notes have book value of $348.3 million. The HMP Discount Notes are secured by a first priority lien on the HIH Senior Subordinated Discount Notes (as defined below), the 10% direct and 30% indirect equity interests we hold in HIH, our common stock outstanding as of May 9, 2003, and the equity interests we hold in Huntsman LLC. The HMP Discount Notes are redeemable beginning November 15, 2004 at stipulated redemption prices declining from 107.5% to 100% of accreted value by May 15, 2007. The HMP Discount Notes contain certain restrictions including limits on the incurrence of debt, restricted payments, liens, transactions with affiliates, and merger and sales of assets. Management believes we are in compliance with the covenants of the HMP Discount Notes as of June 30, 2004.

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

Huntsman LLC (excluding HIH and HI)

        As of June 30, 2004, the HLLC Credit Facilities consisted of the HLLC Revolving Facility of up to $275 million that matures on June 30, 2006, HLLC Term Loan A of $606.3 million and HLLC Term Loan B of $96.1 million. On June 22, 2004, Huntsman LLC sold $400 million of HLLC Unsecured Notes (as discussed below). The net proceeds from the offering were used to repay $362.9 million on HLLC Term Loan B, reducing its balance from $459.0 million to $96.1 million, and to repay $25 million of the outstanding indebtedness of HCCA (as discussed below).

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

Critical Accounting Policies

        There have been no changes in the six months ended June 30, 2004 with respect to our critical accounting policies.

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

        There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. The following are among the factors that could cause actual results to differ materially from the forward-looking statements. There may be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of the risk factors specified in our Registration Statement on Form S-4 (File No. 333-116100), some of which are summarized below.

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

ITEM 4. CONTROLS AND PROCEDURES

        In connection with the audit of our financial statements for the year ended December 31, 2003, our independent auditors identified several matters that they deemed to be "material weaknesses" in our internal controls as defined in standards established by the American Institute of Certified Public Accountants. On September 15, 2004, the auditors issued a formal letter reporting these matters. As noted by the auditors, these material weaknesses led to restatements of our financial statements and some of our subsidiaries in recent periods.

        The principal material weakness identified by the auditors was our controllership function did not have an adequate formal process in place to gather the data required to prepare the financial statements and disclosures required for the numerous financial reporting requirements of our Company and some of our subsidiaries. Specifically, the auditors noted that there was not a detailed review of the data supporting the disclosures in the financial statements by a senior member of the controllership function, that supporting documentation for certain disclosures was very limited, that the processes used to aggregate the information varied by subsidiary, without a standard, comprehensive package of supporting disclosure, and that information delivered to senior management and the audit committee was not timely and was often incomplete. In addition, the auditors noted that HI had made a data entry error during the transition of its PO business to the SAP enterprise resource planning system in April 2003. This error, which was not detected until February 2004, led to the restatement of our third quarter 2003 financial statements. The auditors also noted that during 2003, loss on sale of accounts receivable related to HI's receivables securitization program was reported incorrectly due to a failure to properly understand certain aspects of the securitization program and a lack of oversight in the accounting for the program. This error led to the restatement of our financial statements for the first three quarters of 2003. On October 12, 2004, we announced that we had determined to reclassify certain amounts in our consolidated statements of cash flows caused by errors in the automated process by which we determined the effect and classification of foreign exchange rates and the repayment of debt by a subsidiary on our statements of cash flows. These errors led to a restatement of our financial statements for the six months ended June 30, 2004 and year ended December 31, 2003. As previously announced, these reclassifications had no impact on our consolidated statements of operations.

        We, with our subsidiaries, entered into a number of significant transactions in 2003, including the acquisitions of the HIH minority interests and the Huntsman Advanced Materials business, which significantly increased our financial reporting obligations. To improve our financial accounting organization and processes, we appointed a new independent director as the chairman of our audit committee in December 2003. In addition, since the beginning of 2004, we have replaced our Controller and have added 13 new positions in the areas of finance, treasury, internal controls and internal audit, including a Director of Financial Reporting and a Director of Internal Controls. We intend to add two more positions in internal audit before the end of the year. We have also adopted and implemented additional policies and procedures to strengthen our financial reporting system.

        Our management, with the participation of our chief executive officer and chief financial officer, have re-evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004. In undertaking this re-evaluation, our management has considered the matters identified by the auditors. Based on this re-evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company, including our consolidated subsidiaries, is made known to the chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

        We have made the changes discussed above to strengthen our internal control over financial reporting. A number of these changes occurred during the three months ended June 30, 2004 and have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits.

4.1*	Indenture, dated as of June 22, 2004, among Huntsman LLC, the Guarantors party thereto and HSBC Bank USA, as Trustee, relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended June 30, 2004)
4.2*	Form of Restricted Fixed Rate Note due 2012 (included as Exhibit A-1 to Exhibit 4.1)
4.3*	Form of Restricted Floating Rate Note due 2011 (included as Exhibit A-2 to Exhibit 4.1)
4.4*	Form of guarantee relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (included as Exhibit E to Exhibit 4.1)
4.5*	Exchange and Registration Rights Agreement, dated as of June 22, 2004, among Huntsman LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to $300,000,000 11 1/2% Senior Notes due 2012 and $100,000,000 Senior Floating Rate Notes due 2011 (incorporated by reference to Exhibit 4.5 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended June 30, 2004)
10.1*	Amended and Restated Credit Agreement, dated as of July 13, 2004, among Huntsman International LLC, as the borrower, Huntsman International Holdings LLC, as the guarantor, Deutsche Bank Trust Company Americas, as administrative agent, Deutsche Bank Securities Inc., as co-lead arranger and joint book runner, Citigroup Global Marketers Inc., as co-syndication agent, co-lead arranger and joint book runner, JP Morgan Securities Inc., as co-documentation agent and joint book runner, UBS Securities LLC, as co- syndication agent, Credit Suisse First Boston, as co-documentation agent, Merrill Lynch, Pierce Fenner & Smith Inc., as co-documentation agent, and various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Huntsman International LLC for the three months ended June 30, 2004)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed previously.

(b)
Reports Submitted on Form 8-K:

        During the three months ended June 30, 2004, we filed no reports on Form 8-K.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMP EQUITY HOLDINGS CORPORATION
Date: December 8, 2004	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)
Date: December 8, 2004	/s/ L. RUSSELL HEALY L. Russell Healy Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

Exhibit Index

4.1*	Indenture, dated as of June 22, 2004, among Huntsman LLC, the Guarantors party thereto and HSBC Bank USA, as Trustee, relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended June 30, 2004)
4.2*	Form of Restricted Fixed Rate Note due 2012 (included as Exhibit A-1 to Exhibit 4.1)
4.3*	Form of Restricted Floating Rate Note due 2011 (included as Exhibit A-2 to Exhibit 4.1)
4.4*	Form of guarantee relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (included as Exhibit E to Exhibit 4.1)
4.5*	Exchange and Registration Rights Agreement, dated as of June 22, 2004, among Huntsman LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to $300,000,000 11 1/2% Senior Notes due 2012 and $100,000,000 Senior Floating Rate Notes due 2011 (incorporated by reference to Exhibit 4.5 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended June 30, 2004)
10.1*	Amended and Restated Credit Agreement, dated as of July 13, 2004, among Huntsman International LLC, as the borrower, Huntsman International Holdings LLC, as the guarantor, Deutsche Bank Trust Company Americas, as administrative agent, Deutsche Bank Securities Inc., as co-lead arranger and joint book runner, Citigroup Global Marketers Inc., as co-syndication agent, co-lead arranger and joint book runner, JP Morgan Securities Inc., as co-documentation agent and joint book runner, UBS Securities LLC, as co-syndication agent, Credit Suisse First Boston, as co-documentation agent, Merrill Lynch, Pierce Fenner & Smith Inc., as co- documentation agent, and various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Huntsman International LLC for the three months ended June 30, 2004)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed previously.