Form 10-K
period 2004-12-31
HMP Equity Holdings CORP
filed 2005-03-29
CIK 1291834

Use these links to rapidly review the document
HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES 2004 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☐    NO ☒

        On June 30, 2004, the last business day of the Registrant's second fiscal quarter, 1,802,721 shares of the Registrant's common stock were outstanding. There is no established trading market for the Registrant's common stock. All of the Registrant's common stock is held by an affiliate. Accordingly, the market value of common stock held by non-affiliates is zero. On March 28, 2005, 1,802,721 shares of common stock of the Registrant were outstanding.

Documents Incorporated by Reference

        Part I, Items 1, 2 and 3; Part II, Items 7 and 7A; Part III, Items 10, 11 and 13: Annual Report on Form 10-K of Huntsman Corporation.

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES
2004 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES
2004 ANNUAL REPORT ON FORM 10-K

        For convenience in this report, the terms "Company," "our," "us" or "we" may be used to refer to HMP Equity Holdings Corporation and, unless the context otherwise requires, its subsidiaries. In this report, "HI" refers to Huntsman International LLC, and, unless the context otherwise requires, its subsidiaries, "HIH" refers to Huntsman International Holdings LLC, "Huntsman Specialty" refers to Huntsman Specialty Chemicals Corporation, "Huntsman LLC" or "HLLC" refers to Huntsman LLC, and, unless the context otherwise requires, its subsidiaries, "AdMat" refers to Huntsman Advanced Materials LLC and, unless the context otherwise requires, its subsidiaries, "Huntsman Holdings" refers to Huntsman Holdings, LLC, "Huntsman Family Holdings" refers to Huntsman Family Holdings LLC, "Investments Trust" refers to HMP Equity Trust and "MatlinPatterson" refers to MatlinPatterson Global Opportunities Partners L.P. and its affiliates.

PART I

ITEM 1. BUSINESS

        The information required by this Item is contained in the equivalent Item in the Annual Report on Form 10-K of Huntsman Corporation, filed March 15, 2003 (the "Huntsman Corporation 10-K"), and is incorporated herein by reference in reliance on Rule 12b-23 under the Securities Exchange Act of 1934.

        We are a 100% owned subsidiary of Huntsman Corporation. The information required by this Item as it applies to us is the same in all material respects as the information set forth in the equivalent Item in the Huntsman Corporation 10-K.

ITEM 2. PROPERTIES

        The information required by this Item is contained in the equivalent Item in the Huntsman Corporation 10-K and is incorporated herein by reference in reliance on Rule 12b-23 under the Securities Exchange Act of 1934.

        We are a 100% owned subsidiary of Huntsman Corporation. The information required by this Item as it applies to us is the same in all material respects as the information set forth in the equivalent Item in the Huntsman Corporation 10-K.

ITEM 3. LEGAL PROCEEDINGS

        The information required by this Item is contained in the equivalent Item in the Huntsman Corporation 10-K and is incorporated herein by reference in reliance on Rule 12b-23 under the Securities Exchange Act of 1934.

        We are a 100% owned subsidiary of Huntsman Corporation. The information required by this Item as it applies to us is the same in all material respects as the information set forth in the equivalent Item in the Huntsman Corporation 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of 2004, no matters were submitted to a vote of our security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        As of the date of this report, there was no established public trading market for any class of our stock.

Holders

        As of the date of this report, Huntsman Corporation was the only holder of record of our stock.

Dividends

        We do not anticipate paying any cash dividends on our stock.

ITEM 6. SELECTED FINANCIAL DATA

        The selected historical financial data set forth below presents the historical financial data of our Company as of and for the dates and periods indicated. In such financial data, HIH is accounted for using the equity method of accounting through April 30, 2003. Effective May 1, 2003, as a result of the HIH Consolidation Transaction (as defined in "Note 1. General—HIH Consolidation Transaction"), we have consolidated the financial results of HIH. Effective July 1, 2003, as a result of the AdMat Transaction, we have consolidated the financial results of Advanced Materials. As a result, the financial information as of and for the year ended December 31, 2003 is not comparable to the prior years' historical financial data presented herein, and the financial information as of and for the year ended December 31, 2004 is not comparable to the financial information as of and for the year ended December 31, 2003. You should read the selected financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our Consolidated Financial Statements and accompanying notes included elsewhere in this report.

	Year ended December 31,
	2004	2003	2002	2001	2000
	(dollars in millions, except per share amounts)
Statement of Operations Data:
Revenues	$11,485.8	$7,080.9	$2,661.0	$2,757.4	$3,325.7
Gross profit	1,396.6	707.8	240.0	90.8	128.7
Restructuring, impairment and plant closing costs (credit)	299.3	37.9	(1.0)	588.5	—
Operating income (loss)	400.4	176.5	66.3	(709.4)	(78.7)
Loss before cumulative effect of accounting changes	(227.7)	(319.8)	(191.9)	(842.8)	(138.6)
Cumulative effect of accounting changes(a)	—	—	169.7	(0.1)	—
Net loss	(227.7)	(319.8)	(22.2)	(842.9)	(138.6)
Other Data:
Depreciation and amortization	$536.8	$353.4	$152.7	$197.5	$200.3
Capital expenditures	226.6	191.0	70.2	76.4	90.3
Balance Sheet Data (at period end):
Total assets	$9,436.5	$8,737.4	$2,747.2	$2,357.8	$3,543.8
Total debt	6,299.5	5,910.1	1,736.1	2,450.5	2,268.6
Total liabilities	9,078.2	8,278.8	2,532.0	3,046.3	3,322.3

(a)
In 2002, we adopted SFAS No. 141, "Business Combinations," resulting in an increase of $169.7 million in the carrying value of our investment in HIH to reflect the proportionate share of the underlying net assets. In 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," resulting in a cumulative increase in net loss of $0.1 million.

(b)
All shares and per share information have been restated to give effect to the shares issued in connection with the February 16, 2005 Reorganization Transaction and initial public offering of common stock and the shares to be issued in connection with the exchange of the HMP Warrants on March 14, 2005.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this Item is contained in the equivalent Item in the Huntsman Corporation 10-K and is incorporated herein by reference in reliance on Rule 12b-23 under the Securities Exchange Act of 1934.

        We are a 100% owned subsidiary of Huntsman Corporation. The information required by this Item as it applies to us is the same in all material respects as the information set forth in the equivalent Item in the Huntsman Corporation 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this Item is contained in the equivalent Item in the Huntsman Corporation 10-K and is incorporated herein by reference in reliance on Rule 12b-23 under the Securities Exchange Act of 1934.

        We are a 100% owned subsidiary of Huntsman Corporation. The information required by this Item as it applies to us is the same in all material respects as the information set forth in the equivalent Item in the Huntsman Corporation 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our Consolidated Financial Statements required by this item are included on the pages immediately following the Index to Consolidated Financial Statements appearing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no changes in our independent accountants, Deloitte & Touche LLP, or disagreements with them on matters of accounting or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

        In connection with the audit of our financial statements for the year ended December 31, 2003, our independent registered public accounting firm, or auditors, identified several matters that they deemed to be "material weaknesses" in our internal controls as defined in standards established by the American Institute of Certified Public Accountants. The auditors noted that these material weaknesses had led to restatements of the financial statements of certain of our subsidiaries in recent periods.

        The principal material weakness identified by our auditors was that our controllership function did not have an adequate formal process in place to gather the data required to prepare the financial statements and disclosures required for the numerous financial reporting requirements of our subsidiaries. Specifically, the auditors noted that there was not a detailed review of the data supporting the disclosures in our financial statements by a senior member of our controllership function, that supporting documentation for certain disclosures was very limited, that the processes used to aggregate the information varied by company, without a standard, comprehensive package of supporting disclosure, and that information delivered to our senior management and our audit committee was not timely and was often incomplete.

        In addition, the auditors noted that we had made a data entry error during the transition of our PO business to the SAP enterprise resource planning system in April 2003. This error, which was not detected until February 2004, led to the restatement of the third quarter 2003 financial statements of certain of our subsidiaries, resulting in a $12.3 million increase in our net loss for the three months ended September 30, 2003. The auditors also noted that during 2003, loss on sale of accounts receivable related to our receivables securitization program was reported incorrectly due to a failure to properly understand certain aspects of the securitization program and a lack of oversight in the accounting for the program. This error led to the restatement of the financial statements of certain of our subsidiaries for the first three quarters of 2003, resulting in a $17.9 million decrease in our net loss for the three months ended March 31, 2003, a $12.3 million decrease in our net loss for the three months ended June 30, 2003 and a $6.4 million decrease in our net loss for the three months ended September 30, 2003.

        On October 12, 2004, we announced that we had determined to reclassify certain amounts in our consolidated statements of cash flows caused by errors in the automated process by which we determined the effect and classification of foreign exchange rate, the classification of repayment of debt by a subsidiary and the classification of certain fees paid in connection with the AdMat Transaction on our statements of cash flows. These errors led to a restatement of the financial statements of certain of our subsidiaries for the six months ended June 30, 2004 and the years ended December 31, 2003, 2002 and 2001. These reclassifications had no impact on our consolidated statements of operations or balance sheets.

        In connection with the audit of our parent corporation's financial statements for the nine months ended September 30, 2004, the auditors advised us of various matters involving internal controls, relating to the closing of our parent corporation's books and records, that they considered to be a "reportable condition." The auditors advised us that they believed this condition contributed to a number of misstatements in our financial statements that individually and in the aggregate were not material. Although the auditors advised us of this reportable condition, they did not judge it to be a material weakness in connection with the audit of our parent corporation's financial statements for the nine months ended September 30, 2004. In conducting such audit, the auditors did not undertake to audit our parent corporation's internal controls, and thus we cannot give any assurance that they would not note additional material weaknesses or reiterate the material weaknesses described above had they done so.

        We entered into a number of significant transactions in 2003, including the acquisition of the HIH minority interests and the AdMat Transaction, which significantly increased our financial reporting obligations. To improve our financial accounting organization and processes, we appointed a new independent director as the chairman of our audit committee in December 2003. In addition, since the beginning of 2004, we have replaced our Controller and have added 13 new positions in the areas of finance, treasury, internal controls and internal audit, including a Director of Financial Reporting and a Director of Internal Controls. We intend to add two more positions in internal audit before the end of the first quarter of 2005. We have also adopted and implemented additional policies and procedures to strengthen our financial reporting system.

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2004. In undertaking this evaluation, our management has considered the matters identified by the auditors. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company, including our consolidated subsidiaries, is made known to the chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

        Other than as specified above, no change in our internal control over financial reporting occurred during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The current members of our board of directors are Jon M. Huntsman, Peter R. Huntsman, J. Kimo Esplin and Samuel D. Scruggs. The members of our board of directors are appointed by the holder of our common stock, and our directors hold office until they resign, are removed or until their successors are duly appointed and qualified. The additional information required by this Item is contained in the equivalent Item in the Huntsman Corporation 10-K and is incorporated herein by reference in reliance on Rule 12b-23 under the Securities Exchange Act of 1934.

        We are a 100% owned subsidiary of Huntsman Corporation. The additional information required by this Item as it applies to us is the same in all material respects as the information set forth in the equivalent Item in the Huntsman Corporation 10-K.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is contained in the equivalent Item in the Huntsman Corporation 10-K and is incorporated herein by reference in reliance on Rule 12b-23 under the Securities Exchange Act of 1934.

        We are a 100% owned subsidiary of Huntsman Corporation. The information required by this Item as it applies to us is the same in all material respects as the information set forth in the equivalent Item in the Huntsman Corporation 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

        As of December 31, 2004, we had no compensation plans (including individual compensation arrangements) under which our equity securities were authorized for issuance. In connection with its initial public offering in February 2005, Huntsman Corporation adopted a stock incentive plan, which was approved by its stockholders prior to the completion of the offering. A maximum of 21,590,909 shares of common stock may be issued pursuant to awards under the stock incentive plan.

Security Ownership of Certain Beneficial Owners

        As of March 11, 2005, information with respect to each of the persons or groups known to us to be the beneficial owner of more than five percent of our common stock, which is our only class of voting securities, is as follows:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Huntsman Corporation(1) 500 Huntsman Way Salt Lake City, Utah 84108	1,802,721	100%

(1)
All of our common stock is owned directly by Huntsman Corporation. As of March 11, 2005, information with respect to each of the persons or groups known to us to be the beneficial owner of more than five percent of the common stock of Huntsman Corporation, which is the only class of voting securities of Huntsman Corporation, is as follows:

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Jon M. Huntsman(3)	129,776,387	58.7%
Peter R. Huntsman(3)(4)	130,139,230	58.8%
David J. Matlin(3)(5)	129,776,387	58.7%
Christopher R. Pechock(3)(5)	129,776,387	58.7%
HMP Equity Trust(3)	129,776,387	58.7%
Huntsman Family Holdings(3)	129,776,387	58.7%
MatlinPatterson(3)	129,776,387	58.7%

Security Ownership of Management

        As of March 11, 2005, information with respect to common stock of Huntsman Corporation (which is the only class of equity securities of Huntsman Corporation or its subsidiaries beneficially owned by our directors and executive officers) beneficially owned by our directors, named executive officers, and directors and executive officers as a group is as follows:

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Jon M. Huntsman(3)	129,776,387	58.7%
Peter R. Huntsman(3)(4)	130,139,230	58.8%
J. Kimo Esplin(4)	158,323	Less than 1%
Samuel D. Scruggs(4)	172,323	Less than 1%
Anthony P. Hankins(4)	54,469	Less than 1%
Paul G. Hulme(4)	58,569	Less than 1%
Patrick W. Thomas(6)	—	—
All directors and executive officers as a group (13 persons)(4)	130,797,310	59.1%

(1)
Unless otherwise indicated, the address of each beneficial owner is c/o Huntsman Corporation, 500 Huntsman Way, Salt Lake City, Utah 84108 and such beneficial owner has sole voting and investment power over such shares.

(2)
Based upon an aggregate of 221,204,059 shares outstanding, which includes 749,513 restricted shares issued pursuant to Huntsman Corporation's stock incentive plan in connection with its initial public offering.

(3)
Investments Trust holds 129,776,387 common shares. The beneficiaries of Investments Trust are Huntsman Family Holdings and MatlinPatterson. Huntsman Family Holdings is controlled by Jon M. Huntsman. MatlinPatterson is controlled by David J. Matlin and Mark R. Patterson through MatlinPatterson Global Advisers LLC, MatlinPatterson Asset Management LLC, MatlinPatterson Global Partners LLC, and MatlinPatterson LLC. The address of MatlinPatterson is 520 Madison Avenue, New York, New York 10022. Jon M. Huntsman, Peter R. Huntsman, Christopher R. Pechock and David J. Matlin share voting control of the shares of Huntsman Corporation's common stock held by Investments Trust. Specifically, Jon M. Huntsman and Peter R. Huntsman control the voting of the shares of Huntsman Corporation's common stock held by Investments Trust, provided however, that the shares will not be voted in favor of certain fundamental corporate actions without the consent of MatlinPatterson, through its representatives David J. Matlin and Christopher R. Pechock. Huntsman Family Holdings has investment power over the portion of the shares owned by Investments Trust that are allocated to Huntsman Family Holdings'

  beneficial interest in Investments Trust. MatlinPatterson has investment power over the portion of the shares owned by Investments Trust that are allocated to MatlinPatterson's beneficial interest in Investments Trust. Huntsman Family Holdings, Jon M. Huntsman and Peter R. Huntsman disclaim beneficial ownership of all of the shares owned by Investments Trust that are allocated to MatlinPatterson's beneficial interest in Investments Trust. David J. Matlin, Mark R. Patterson, Christopher R. Pechock and MatlinPatterson disclaim beneficial ownership of all of the shares owned by Investments Trust that are allocated to Huntsman Family Holdings' beneficial interest in Investments Trust. The shares of Huntsman Corporation common stock held by Investments Trust are allocated as follows: 72,168,405 shares are allocated to the beneficial interest of MatlinPatterson, 51,143,624 shares are allocated to the beneficial interest of Huntsman Family Holdings and 6,464,358 shares are initially unallocated and will be allocated between the beneficial interests of Huntsman Family Holdings and MatlinPatterson approximately 18 months after the date of Huntsman Corporation's initial public offering based on the trading price of its common stock.

(4)
Includes restricted shares granted pursuant to Huntsman Corporation's stock incentive plan in connection with its initial public offering as follows: Peter R. Huntsman—150,134; J. Kimo Esplin—51,969; Samuel D. Scruggs—51,969; Anthony P. Hankins—51,969; Paul G. Hulme—51,969; and all executive officers and directors as a group—541,635. Does not include shares that may be acquired through the exercise of options to purchase shares of Huntsman Corporation's common stock granted pursuant to its stock incentive plan in connection with its initial public offering as follows: Peter R. Huntsman—454,950; J. Kimo Esplin—157,483; Samuel D. Scruggs—157,483; Anthony P. Hankins—157,483; Paul G. Hulme—157,483; and all executive officers and directors as a group—1,641,322. None of such options are exercisable within 60 days of the date hereof.

(5)
The address of David J. Matlin and Christopher R. Pechock is c/o MatlinPatterson Global Advisers LLC, 520 Madison Avenue, New York, New York 10022.

(6)
Patrick W. Thomas ceased to be an executive officer on February 29, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is contained in the equivalent Item in the Huntsman Corporation 10-K and is incorporated herein by reference in reliance on Rule 12b-23 under the Securities Exchange Act of 1934.

        We are a 100% owned subsidiary of Huntsman Corporation. The information required by this Item as it applies to us is the same in all material respects as the information set forth in the equivalent Item in the Huntsman Corporation 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Fees billed to our Company by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche") for the years specified below were as follows (dollars in millions):

Year	Audit	Audit Related	Tax	Other
2004	$14.4	$0.6	$4.4	$0.3
2003	9.0	0.8	2.8	0.1

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Documents filed with this report.

1.
Consolidated Financial Statements:
See Index to Consolidated Financial Statements on page F-1

2.
Financial Statement Schedules:
Other than as stated on the Index to Consolidated Financial Statements on page F-1 with respect to Schedule I and Schedule II, financial statement schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

3.
Exhibits:
The exhibits to this report are listed on the Exhibit Index below.

(b)
Description of exhibits.

Number	Description
3.1	Certificate of Incorporation of HMP Equity Holdings Corporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-4 (File No. 333-116100))
3.2
First Certificate of Amendment of the Certificate of Incorporation of HMP Equity Holdings Corporation (incorporated by reference to Exhibit 3.2 to our registration statement on Form S-4 (File No. 333-116100))
3.3	Amended and Restated Bylaws of HMP Equity Holdings Corporation (incorporated by reference to Exhibit 3.3 to our registration statement on Form S-4 (File No. 333-116100))
3.4	First Amendment to the Amended and Restated Bylaws of HMP Equity Holdings Corporation (incorporated by reference to Exhibit 3.4 to our registration statement on Form S-4 (File No. 333-116100))
3.5	Certificate of Incorporation of ICI Alta Inc. (now known as Alta One Inc.) (incorporated by reference to Exhibit 3.5 to our registration statement on Form S-4 (File No. 333-116100))
3.6
Certificate of Amendment of Certificate of Incorporation of ICI Alta Inc. (now known as Alta One Inc.) (incorporated by reference to Exhibit 3.61 to our registration statement on Form S-4 (File No. 333-116100))
3.7	Bylaws of ICI Alta Inc. (now known as Alta One Inc.) (incorporated by reference to Exhibit 3.7 to our registration statement on Form S-4 (File No. 333-116100))
4.1
Indenture, dated as of June 30, 1999, among Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC), the Guarantors party thereto and Bank One, N.A., as Trustee, relating to the 10 1/2% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-85141))
4.2	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in dollars (included as Exhibit A-3 to Exhibit 4.10)
4.3	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in euros (included as Exhibit A-4 to Exhibit 4.10)
4.4	Form of Guarantee relating to the 10 1/8% Senior Subordinated Notes due 2009 (included as Exhibit E of Exhibit 4.10)

4.5
First Amendment, dated January 5, 2000, to Indenture, dated as of June 30, 1999, among Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC), as Issuer, each of the Guarantors named therein and Bank One, N.A., as Trustee (incorporated by reference to Exhibit 4.6 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-85141))
4.6
Indenture, dated as of March 13, 2001, among Huntsman International LLC, as Issuer, the Guarantors named therein and The Bank of New York, as Trustee, relating to 10 1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.6 to amendment no. 1 to the annual report on Form 10-K/A of Huntsman International LLC for the year ended December 31, 2001)
4.7	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in dollars (included as Exhibit A-3 to Exhibit 4.6)
4.8	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in euros (included as Exhibit A-4 to Exhibit 4.6)
4.9	Form of Guarantee relating to the 10 1/8% Senior Subordinated Notes due 2009 (included as Exhibit E of Exhibit 4.6)
4.10
First Supplemental Indenture, dated as of January 11, 2002, among Huntsman International LLC, as Issuer, the Guarantors named therein and The Bank of New York, as Trustee, relating to 10 1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.7 to amendment no. 1 to the annual report on Form 10-K/A of Huntsman International LLC for the year ended December 31, 2001)
4.11
Indenture, dated as of March 21, 2002, among Huntsman International LLC, as Issuer, the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.8 to amendment no. 1 to the annual report on Form 10-K/A of Huntsman International LLC for the year ended December 31, 2001)
4.12	Form of 9 7/8% Senior Note due 2009 denominated in dollars (included as Exhibit A-3 to Exhibit 4.11)
4.13	Form of 9 7/8% Senior Note due 2009 denominated in euros (included as Exhibit A-4 to Exhibit 4.11)
4.14	Form of Guarantee relating to the 9 7/8% Senior Notes due 2009 (included as Exhibit E of Exhibit 4.11)
4.15
Amended and Restated Guarantee, dated as of April 11, 2003, among the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.15 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-106482))
4.16
Exchange and Registration Rights Agreement, dated as of March 21, 2002, among Huntsman International LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to the 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.9 to amendment no. 1 to the annual report on Form 10-K/A of Huntsman International LLC for the year ended December 31, 2001)

4.17
Exchange and Registration Rights Agreement, dated as of April 11, 2003, among Huntsman International LLC, the Guarantors, as defined therein, and the Purchasers as defined therein, relating to the 9 7/8%Senior Notes due 2009 (incorporated by reference to Exhibit 4.17 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-106482))
4.18
Amended and Restated Indenture, dated as of June 14, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $200,000,000 9 1/2% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.27 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
4.19	Form of Amended and Restated $200,000,000 9 1/2% Senior Subordinated Note due 2007 (included as Exhibit A to Exhibit 4.18)
4.20
First Supplemental Indenture, dated as of July 11, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $200,000,000 9 1/2% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.29 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
4.21
Second Supplemental Indenture, dated as of August 15, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $200,000,000 9 1/2% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.30 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
4.22
Amended and Restated Indenture, dated as of June 14, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $275,000,000 9 1/2% Senior Subordinated Notes due 2007 and the $125,000,000 Senior Subordinated Floating Rate Notes due 2007 (incorporated by reference to Exhibit 4.31 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
4.23	Form of Amended and Restated Fixed Rate Note due 2007 (included as Exhibit A to Exhibit 4.22)
4.24	Form of Amended and Restated Floating Rate Note due 2007 (included as Exhibit B to Exhibit 4.22)
4.25
First Supplemental Indenture, dated as of July 11, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $275,000,000 9 1/2% Senior Subordinated Notes due 2007 and the $125,000,000 Senior Subordinated Floating Rate Notes due 2007 (incorporated by reference to Exhibit 4.34 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
4.26
Second Supplemental Indenture, dated as of August 15, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $275,000,000 9 1/2% Senior Subordinated Notes due 2007 and the $125,000,000 Senior Subordinated Floating Rate Notes due 2007 (incorporated by reference to Exhibit 4.35 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))

4.27
Indenture, dated as of September 30, 2003, among Huntsman LLC, the Guarantors party thereto and HSBC Bank USA, as Trustee, relating to the 11 5/8% Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.36 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
4.28	Form of unrestricted 11 5/8% Senior Secured Note due 2010 (included as Exhibit A-2 to Exhibit 4.27)
4.29	Form of guarantee relating to the 11 5/8% Senior Secured Notes due 2010 (included as Exhibit E to Exhibit 4.27)
4.30
Exchange and Registration Rights Agreement, dated as of September 30, 2003, among Huntsman LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to $380,000,000 aggregate principal amount of the 11 5/8% Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.39 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
4.31
Exchange and Registration Rights Agreement, dated as of December 12, 2003, among Huntsman LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to $75,400,000 aggregate principal amount of the 11 5/8% Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.40 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
4.32
Indenture, dated as of June 30, 2003, among Huntsman Advanced Materials LLC, as Issuer, each of the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 of Huntsman Advanced Materials LLC (File No. 333-115344))
4.33	Form of Unrestricted Fixed Rate Note (included as Exhibit A-3 to Exhibit 4.32)
4.34	Form of Unrestricted Floating Rate Note (included as Exhibit A-4 to Exhibit 4.32)
4.35	Form of Guarantee (included as Exhibit E to Exhibit 4.32)
4.36
Registration Rights Agreement, dated as of June 30, 2003, among Huntsman Advanced Materials LLC and the Guarantors named therein, as Issuers, and Deutsche Bank Securities Inc. and UBS Securities LLC, as Initial Purchasers (incorporated by reference to Exhibit 4.5 to the registration statement on Form S-4 of Huntsman Advanced Materials LLC (File No. 333-115344))
4.37
Indenture, dated as of May 9, 2003, among HMP Equity Holdings Corporation, as Issuer, ICI Alta Inc. (now known as Alta One Inc.), as Guarantor, and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 15% Senior Secured Discount Notes due 2008 (incorporated by reference\ to Exhibit 4.46 to the registration statement on Form S-4 of HMP Equity Holdings Corporation (File No. 333-116100))
4.38	Form of 15% Senior Secured Discount Note due 2008 (included as Exhibit A-2 to Exhibit 4.37)
4.39	Form of Guarantee (included as Exhibit E to Exhibit 4.37)
4.40
Exchange and Registration Rights Agreement, dated as of May 9, 2003, among HMP Equity Holdings Corporation, ICI Alta Inc. (now known as Alta One Inc.), Credit Suisse First Boston LLC, and CIBC World Markets Corp (incorporated by reference to Exhibit 4.49 to the registration statement on Form S-4 of HMP Equity Holdings Corporation (File No. 333-116100))

4.41
Indenture, dated August 1, 2000, between Vantico Group S.A., as issuer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form F-4 of Vantico Group S.A. (File No. 333-13156))
4.42
First Supplemental Indenture, dated as of April 10, 2003, between Vantico Group S.A., as issuer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.7 to the registration statement of Form S-4 of Huntsman Advanced Materials LLC (File No. 333-115344))
4.43
Second Supplemental Indenture, dated as of June 17, 2003, between Vantico Group S.A., as issuer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.8 to the registration statement of Form S-4 of Huntsman Advanced Materials LLC (File No. 333-115344))
4.44
Third Supplemental Indenture, dated as of June 30, 2003, between Vantico Group S.A., as issuer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.51 to the registration statement on Form S-4 of HMP Equity Holdings Corporation (File No. 333-116100))
4.45
Indenture, dated as of June 22, 2004, among Huntsman LLC, the Guarantors party thereto and HSBC Bank USA, as Trustee, relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended June 30, 2004)
4.46	Form of Restricted Fixed Rate Note due 2012 (included as Exhibit A-1 to Exhibit 4.45)
4.47	Form of Restricted Floating Rate Note due 2011 (included as Exhibit A-2 to Exhibit 4.45)
4.48	Form of Guarantee relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (included as Exhibit E to Exhibit 4.45)
4.49
Exchange and Registration Rights Agreement, dated as of June 22, 2004, among Huntsman LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to $300,000,000 11 1/2% Senior Notes due 2012 and $100,000,000 Senior Floating Rate Notes due 2011 (incorporated by reference to Exhibit 4.5 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended June 30, 2004)
4.50
Indenture, dated as of December 17, 2004, among Huntsman International LLC, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 7 3/8% Senior Subordinated Notes due 2015 and the 7 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Huntsman International LLC filed December 23, 2004)
4.51	Form of 7 3/8% Senior Subordinated Note due 2015 (included as Exhibit A-1 to Exhibit 4.50)
4.52	Form of 7 1/2% Senior Subordinated Note due 2015 (included as Exhibit A-2 to Exhibit 4.50)
4.53	Form of Guarantee (included as Exhibit E to Exhibit 4.50)
4.54
Exchange and Registration Rights Agreement, dated as of December 17, 2004, among Huntsman International LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to the 7 3/8% Senior Subordinated Notes due 2015 and the 7 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K of Huntsman International LLC filed December 23, 2004)

10.1
Business Consulting Agreement, dated as of June 3, 2003, between Huntsman International LLC and Jon M. Huntsman (incorporated by reference to Exhibit 10.41 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-106482))
10.2
Aircraft Dry Lease, dated as of September 14, 2001, between Jstar Corporation and Airstar Corporation (incorporated by reference to Exhibit 10.10 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
10.3
Amended and Restated Subordinated Promissory Note, dated as of July 2, 2001, by Huntsman Corporation (now known as Huntsman LLC) in favor of Horizon Ventures, L.C. (incorporated by reference to Exhibit 10.11 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
10.4
Credit Agreement, dated as of June 30, 2003, among Huntsman Advanced Materials LLC, certain subsidiaries from time to time party thereto and various lending institutions with Deutsche Bank AG, New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the registration statement on Form S-4 of Huntsman Advanced Materials LLC (File No. 333-115344))
10.5
Intercreditor and Collateral Agency Agreement, dated as of June 30, 2003, among Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank Minnesota, National Association, as trustee, Huntsman Advanced Materials LLC and the subsidiaries listed therein (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-4 of Huntsman Advanced Materials LLC (File No. 333-115344))
10.6
Pledge Agreement, dated as of May 9, 2003, by HMP Equity Holdings Corporation, as Issuer and Pledgor, and Huntsman Holdings, LLC, Huntsman Group Inc. and ICI Alta Inc. (now known as Alta One Inc.), as Pledgors, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 10.28 to the registration statement on Form S-4 of HMP Equity Holdings Corporation (File No. 333-116100))
10.7
Amended and Restated Credit Agreement, dated as of July 13, 2004, among Huntsman International LLC, as the borrower, Huntsman International Holdings LLC, as the guarantor, Deutsche Bank Trust Company Americas, as administrative agent, Deutsche Bank Securities Inc., as co-lead arranger and joint book runner, JP Morgan Securities Inc., as co-documentation agent and joint book runner, UBS Securities LLC, as co-syndication agent, Credit Suisse First Boston, as co-documentation agent, Merrill Lynch, Pierce Fenner & Smith Inc., as co-documentation agent, and various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Huntsman International LLC for the three months ended June 30, 2004)
10.8
First Amendment to Amended and Restated Credit Agreement, dated as of December 21, 2004, among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Huntsman International LLC filed December 23, 2004)
10.9
Revolving Credit Agreement dated as of October 14, 2004, among Huntsman LLC, Huntsman Petrochemical Corporation, Huntsman Expandable Polymers Company, LC, Huntsman Polymers Corporation, Huntsman Fuels, L.P., and Huntsman International Trading Corporation, as borrowers, the financial institutions party thereto, including Deutsche Bank Trust Company Americas, in their capacities as lenders thereunder, and Deutsche Bank Trust Company Americas, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended September 30, 2004)

10.10
Term Credit Agreement dated as of October 14, 2004, among Huntsman LLC, the financial institutions party thereto, including Deutsche Bank Trust Company Americas, in their capacities as lenders thereunder, and Deutsche Bank Trust Company Americas, as agent for the lenders (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended September 30, 2004)
10.11
Security Agreement (Revolving) dated as of October 14, 2004, among Huntsman LLC, certain subsidiaries of Huntsman LLC, and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended September 30, 2004)
10.12
Security Agreement (Term) dated as of October 14, 2004, among Huntsman LLC, certain subsidiaries of Huntsman LLC, and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended September 30, 2004)
10.13
Second Amended and Restated Intercreditor Agreement dated as of October 14, 2004, among Deutsche Bank Trust Company Americas, as administrative agent, collateral agent, and mortgagee, and HSBC Bank USA, National Association, as trustee, and consented to by Huntsman LLC (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended September 30, 2004)
10.14
Huntsman Cost Reduction Incentive Plan and Form of Participation Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of HMP Equity Holdings Corporation filed on November 23, 2004)
21.1*	Subsidiaries of the Company
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Huntsman Corporation's Annual Report on Form 10-K for the year ended December 31, 2004, filed March 15, 2005 (File No. 001-32427)

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2005

HMP EQUITY HOLDINGS CORPORATION
By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the    th day of March 2005.

/s/ JON M. HUNTSMAN Jon M. Huntsman Chairman of the Board and Director	/s/ PETER R. HUNTSMAN Peter R. Huntsman President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)	/s/ L. RUSSELL HEALY L. Russell Healy Vice President and Controller (Principal Accounting Officer)
/s/ SAMUEL D. SCRUGGS Samuel D. Scruggs Executive Vice President and General Counsel and Director

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

RESPONSIBILITY FOR THE CONSOLIDATED FINANCIAL STATEMENTS

        HMP Equity Holdings Corporation ("Company") management is responsible for the preparation, accuracy and integrity of the consolidated financial statements and other financial information included in this Annual Report. This responsibility includes preparing the statements in accordance with accounting principles generally accepted in the United States of America and necessarily includes estimates based upon management's best judgment.

        To help ensure the accuracy and integrity of Company financial data, management maintains internal controls which are designed to provide reasonable assurance that transactions are executed as authorized, that they are accurately recorded and that assets are properly safeguarded. It is essential for all Company employees to conduct their business affairs in keeping with the highest ethical standards as outlined in our code of conduct policy, "Business Conduct Guidelines." Careful selection of employees, and appropriate divisions of responsibility also help us to achieve our control objectives.

        The consolidated balance sheets of HMP Equity Holdings Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for the years ended December 31, 2004, 2003 and 2002 have been audited by the Company's independent registered public accounting firm Deloitte & Touche LLP. Their report is shown on page F-3.

        The Board of Directors oversees the adequacy of the Company's control environment. Representatives of the Audit Committee meet periodically with representatives of Deloitte & Touche LLP, internal financial management and the internal auditor to review accounting, control, auditing and financial reporting matters. The independent registered public accounting firm and the internal auditor also have full and free access to meet privately with the Audit Committee.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of HMP Equity Holdings Corporation and Subsidiaries:

        We have audited the accompanying consolidated balance sheets of HMP Equity Holdings Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, members' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. Our audit also included the financial statement schedules listed on page F-1. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of HMP Equity Holdings Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements of HMP Equity Holdings Corporation presented herein, the consolidated financial statements reflect the financial position and results of operations and cash flows as if Huntsman LLC and HMP Equity Holdings Corporation were combined for all periods presented.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of computing depreciation for certain assets effective January 1, 2003. In addition, the Company adopted Statements of Financial Accounting Standards Nos. 141 and 142 effective January 1, 2002.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 14, 2005

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$243.2	$197.8
Restricted cash	8.9	10.5
Accounts and notes receivables (net of allowance for doubtful accounts of $25.8 and $26.5, respectively)	1,528.3	1,096.1
Accounts receivable from affiliates	12.1	6.6
Inventories	1,253.9	1,039.3
Prepaid expenses	45.0	39.6
Deferred income taxes	11.9	14.7
Other current assets	95.8	108.3

Total current assets	3,199.1	2,512.9
Property, plant and equipment, net	5,150.9	5,079.3
Investment in unconsolidated affiliates	170.9	158.0
Intangible assets, net	245.6	316.8
Goodwill	3.3	3.3
Deferred income taxes	34.5	28.8
Notes receivable from affiliates	23.6	25.3
Other noncurrent assets	608.6	613.0

Total assets	$9,436.5	$8,737.4

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$992.0	$812.0
Accounts payable to affiliates	30.6	20.1
Accrued liabilities	782.1	702.0
Deferred income taxes	10.8	15.1
Current portion of long-term debt	37.5	135.8
Current portion of long-term debt—affiliates	—	1.3

Total current liabilities	1,853.0	1,686.3
Long-term debt	6,221.1	5,737.5
Long-term debt—affiliates	40.9	35.5
Deferred income taxes	217.9	234.8
Other noncurrent liabilities	745.3	584.7

Total liabilities	9,078.2	8,278.8

Minority interests in common stock of consolidated subsidiary	36.8	29.2
HGI's interest in preferred stock of consolidated subsidiary (liquidation preference of $513.3 million)	195.7	195.7
Commitments and contingencies (Notes 20 and 22)
Stockholder's equity:
Common stock	1,287.3	1,287.3
Warrants issued	130.0	130.0
Warrants reacquired and held in treasury, at cost	(1.3)	(1.3)
Accumulated deficit	(1,471.2)	(1,243.5)
Accumulated other comprehensive income	181.0	61.2

Total stockholder's equity	125.8	233.7

Total liabilities and stockholder's equity	$9,436.5	$8,737.4

See accompanying notes to consolidated financial statements.

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

(Dollars in Millions)

	Year ended December 31,
	2004	2003	2002
Revenues:
Trade sales	$11,437.9	$6,990.2	$2,494.8
Related party sales	47.9	90.7	166.2

Total revenues	11,485.8	7,080.9	2,661.0
Cost of goods sold	10,089.2	6,373.1	2,421.0

Gross profit	1,396.6	707.8	240.0
Expenses:
Selling, general and administrative	694.8	482.8	151.9
Research and development	83.0	65.6	23.8
Other operating income	(80.9)	(55.0)	(1.0)
Restructuring and plant closing costs (credits)	299.3	37.9	(1.0)

Total expenses	996.2	531.3	173.7

Operating income	400.4	176.5	66.3
Interest expense	(607.2)	(428.3)	(195.0)
Interest (expense) income—affiliate	(5.4)	19.2	13.1
Loss on sale of accounts receivable	(15.6)	(20.4)	—
Equity in income (losses) of investment in unconsolidated affiliates	4.0	(37.5)	(31.4)
Other expense	(25.8)	—	(7.6)

Loss before income tax benefit, minority interests, and cumulative effect of accounting changes	(249.6)	(290.5)	(154.6)
Income tax (benefit) expense	(29.1)	30.8	8.5

Loss before minority interest and cumulative effect of accounting changes	(220.5)	(321.3)	(163.1)
Minority interest in subsidiaries' (income) loss	(7.2)	1.5	(28.8)
Cumulative effect of accounting change	—	—	169.7

Net loss	(227.7)	(319.8)	(22.2)
Other comprehensive income	70.5	241.6	10.2

Comprehensive loss	$(157.2)	$(78.2)	$(12.0)

See accompanying notes to consolidated financial statements

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

(Dollars in Millions and Shares in Thousands)

	Common stock		Preferred stock		Warrants		Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)
	Shares	Amount	Shares	Amount	Issued	Required			Total
Balance, January 1, 2002	17,998.0	$181.0	114.5	$100.0	$—	$—	$(901.5)	$(141.3)	$(761.8)
Recapitalization of the Company (Note 1)	(31.4)	0.5	6.3	(0.5)	—	—	—	—	—
Capital contribution from parent related to exchange of debt for parent company equity	—	753.1	—	—	—	—	—	—	753.1
Expenses of exchange of debt	—	(10.1)	—	—	—	—	—	—	(10.1)
Capital contribution from parent related to acquisition of minority interest in affiliates (Note 1)	—	71.1	—	—	—	—	—	—	71.1
Capital contribution from parent related to notes receivable from HIH and payable to ICI	—	169.7	—	—	—	—	—	—	169.7
Capital contribution from members	—	5.2	—	—	—	—	—	—	5.2
Net loss	—	—	—	—	—	—	(22.2)	—	(22.2)
Other comprehensive income	—	—	—	—	—	—	—	10.2	10.2

Balance, December 31, 2002	17,966.6	1,170.5	120.8	99.5	—	—	(923.7)	(131.1)	215.2
Acquisition of subsidiary debt by the Company at less than carrying amount	—	19.5	—	—	—	—	—	—	19.5
Distribution to parent	—	(2.2)	—	—	—	—	—	—	(2.2)
Preferred stock surrendered	—	99.5	(120.8)	(99.5)	—	—	—	—	—
Issuance of warrants	—	—	—	—	130.0	—	—	—	130.0
Requisition of warrants for treasury	—	—	—	—	—	(1.3)	—	—	(1.3)
Net loss	—	—	—	—	—	—	(319.8)	—	(319.8)
Accumulated other comprehensive loss of HIH at May 1, 2003 (date of consolidation)	—	—	—	—	—	—	—	(49.3)	(49.3)
Other comprehensive income	—	—	—	—	—	—	—	241.6	241.6

Balance, December 31, 2003	17,966.6	1,287.3	—	—	130.0	(2.6)	(1,243.5)	61.2	233.7
Net loss	—	—	—	—	—	—	(227.7)	—	(227.7)
Purchase accounting adjustment	—	—	—	—	—	—	—	49.3	49.3
Other comprehensive income	—	—	—	—	—	—	—	70.5	70.5

	17,966.6	$1,287.3	—	$—	$130.0	$(1.3)	$(1,471.2)	$181.0	$125.8

See accompanying notes to consolidated financial statements

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	Year ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities:
Net loss	$(227.7)	$(319.8)	$(22.2)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	—	(169.7)
Equity in (income) losses of investment in unconsolidated affiliates	(4.0)	37.5	31.4
Depreciation and amortization	536.8	353.4	152.7
Provision for losses on accounts receivable	0.7	11.3	(1.8)
Non-cash restructuring and plant closing charges (credits)	138.0	9.7	(5.3)
Loss (gain) on disposal of plant and equipment	2.4	2.4	0.5
Loss on early extinguishment of debt	25.6	—	6.7
Noncash interest expense	160.6	111.8	7.6
Noncash interest on affiliate debt	5.4	(21.1)	(13.1)
Deferred income taxes	(64.5)	(3.6)	—
Unrealized gains on foreign currency transactions	(111.7)	(58.3)	—
Minority interests in subsidiaries income (loss)	6.2	(1.5)	28.8
Other	(13.0)	—	—
Changes in operating assets and liabilities (net of acquisitions):
Accounts and notes receivables	(200.4)	81.0	(48.2)
Change in receivables sold, net	(90.0)	(11.5)	—
Inventories	(158.9)	87.8	1.3
Prepaid expenses	31.0	(2.8)	(12.3)
Other current assets	45.4	(15.9)	—
Other noncurrent assets	(49.0)	(24.3)	(6.4)
Accounts payable	49.8	(71.5)	56.9
Accrued liabilities	91.4	71.5	67.5
Other noncurrent liabilities	6.7	(10.7)	14.3

Net cash provided by operating activities	180.8	225.4	88.7

Investing Activities:
Capital expenditures	(226.6)	(191.0)	(70.2)
Proceeds from sale of plant & equipment	5.2	0.3	—
Cash paid for intangible asset	—	(2.3)	—
Advances to unconsolidated affiliates	(21.9)	(7.8)	(7.5)
Net borrowings under revolving loan facilities	2.1	—	—
Net cash received from unconsolidated affiliates	8.6	—	—
Acquisition of minority interest	—	(286.0)	—
Loans and other assets	1.0	—
Change in restricted cash	1.6	(1.4)	53.2
Cash portion of AdMat acquisition	—	(397.6)	—
Purchase of Vantico senior notes	—	(22.7)	—

Net cash used in investing activities	(230.0)	(908.5)	(24.5)

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Millions)

	Year ended December 31,
	2004	2003	2002
Financing Activities:
Net borrowings (repayment) under revolving loan facilities	113.8	(201.4)	32.1
Net (repayment) borrowings on overdraft	(10.6)	7.5	—
Repayment of long-term debt	(2,489.4)	(426.6)	(121.6)
Proceeds from long-term debt	2,515.3	1,288.6	—
Repayment of note payable	(19.6)	(105.7)	—
Proceeds from issuance of subsidiary warrants	—	130.0	—
Cash paid for reacquired subsidiary warrants	—	(1.3)	—
Proceeds from subordinated note issued to an affiliated entity	—	—	—
Shares of subsidiary issued to minority interests for cash	5.4	1.7	—
Cost of raising subisidiary equity capital	—	(10.1)	—
Debt issuance costs	(35.5)	(58.2)	(16.6)
(Distribution to) capital contribution from members	—	(2.2)	5.2
Cash contributed to subsidiary later exchanged for preferred tracking stock	—	164.4	—
Repayments of senior notes	(333.4)	—	—
Issuance of senior notes	354.5	—	—
Cash acquired in acquisition of equity method affiliate	—	—	7.9
Costs of early extinguishment of debt	(17.0)	—	—

Net cash provided by (used in) financing activities	83.5	786.7	(93.0)

Effect of exchange rate changes on cash	11.1	9.5	3.6

Increase (decrease) in cash and cash equivalents	45.4	113.1	(25.2)
Cash and cash equivalents at beginning of period	197.8	22.5	47.7
Cash and cash equivalents of HIH at May 1, 2003 (date of consolidation)	—	62.2	—

Cash and cash equivalents at end of period	$243.2	$197.8	$22.5

Supplemental cash flow information:
Cash paid for interest	$455.6	$263.9	$104.4
Cash paid for (received from) income taxes	29.2	8.4	(1.5)

See accompanying notes to consolidated financial statements

Supplemental non-cash investing and financing activities:

        The Company finances a portion of its property and liability insurance premiums with third parties. During the year ended December 31, 2003, 2002 and 2001, the Company issued notes payable for approximately $9.3 million, $2.3 million and $2.5 million, respectively, and recorded prepaid insurance for the same amount, which will be amortized over the period covered.

        On June 30, 2003, Huntsman Group Inc., the Company's parent contributed its 100% of Huntsman Advanced Materials Investment LLC's common equity. Huntsman Group Inc. retained 100% ownership of the preferred shares, which has a liquidation preference of $513.3 million. Therefore, for financial reporting purposes, this equity contribution had no impact to the Company's equity.

        On September 30, 2002, Huntsman Holdings, LLC, the Company's ultimate parent, exchanged $753.1 million of subordinated notes, including interest, less deferred debt issuance costs of Huntsman LLC and Huntsman Polymers Corporation for an equity interest. The effective cancellation of debt by the Company was recorded as an equity contribution. In connection with this exchange of debt for equity, on September 30, 2002, the Company effectively acquired the following interests from Huntsman Holdings, LLC: (1) the remaining 20% interest in JK Holdings Corporation and the remaining 20% interest in Huntsman Surfactants Technology Corporation, both previously accounted for as consolidated subsidiaries, (2) the remaining 50% interest in Huntsman Chemical Australia Unit Trust and HCPH Holdings Pty Limited, formerly accounted for as an investment in unconsolidated affiliates using equity method accounting; and (3) the remaining 19.9% interest in Huntsman Specialty Chemicals Holdings Corporation. The Company accounted for the acquisition of these minority interests from Huntsman Holdings, LLC as an equity contribution with a fair value of $71.1 million (including cash of $7.9 million and net of debt assumed of $35.3 million).

        On September 30, 2002, Huntsman Holdings, LLC contributed to the Company subordinated discount notes receivable of Huntsman International Holdings LLC valued at $273.1 million (including accrued interest of $13.1 million) and a payable to Imperial Chemicals Industries PLC of $103.5 million (including accrued interest of $3.5 million). The net contribution of $169.7 million has been accounted for as an equity contribution.

        During 2001, the Company executed a capital lease and recorded a $4.9 million increase to long-term debt and property, plant and equipment.

See accompanying notes to consolidated financial statements

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General

  Description of Business

        HMP Equity Holdings Corporation (the "Company" and, unless the context otherwise requires, including its predecessors and subsidiaries) is a global manufacturer and marketer of differentiated and commodity chemicals. The Company produces a wide range of products for a variety of global industries, including the chemical, plastics, automotive, aviation, footwear, paints and coatings, construction, technology, agriculture, healthcare, consumer products, textile, furniture, appliance and packaging industries. The Company operates at facilities located in North America, Europe, Asia, Australia, South America and Africa. The Company's business is organized into six reportable operating segments: Polyurethanes, Advanced Materials, Performance Products, Pigments, Polymers and Base Chemicals.

  Certain Definitions

        In this report, "HLLC" or "Huntsman LLC" refers to Huntsman LLC and, unless the context otherwise requires, its subsidiaries, "Huntsman Polymers" refers to Huntsman Polymers Corporation (a 100% owned subsidiary of HLLC) and, unless the context otherwise requires, its subsidiaries, "Huntsman Specialty" refers to Huntsman Specialty Chemicals Corporation (a 100% owned subsidiary of HLLC), "HCCA" refers to Huntsman Chemical Company Australia Pty. Ltd. (a 100% owned indirect subsidiary of HLLC) and, unless the context otherwise requires, its subsidiaries, "HIH" refers to Huntsman International Holdings LLC (a subsidiary, which as of February 16, 2005, is owned 58% by the Company and 42% by Huntsman LLC) and, unless the context otherwise requires, its subsidiaries, "HI" refers to Huntsman International LLC (a 100% owned subsidiary of HIH) and, unless the context otherwise requires, its subsidiaries, "HGI" refers to Huntsman Group Inc., "Huntsman Holdings" refers to Huntsman Holdings, LLC, "AdMat" refers to Huntsman Advanced Materials LLC (a 90.3% owned indirect subsidiary of the Company) and, unless the context otherwise requires, its subsidiaries, "Vantico" refers to Vantico Group S.A. (a 100% owned subsidiary of AdMat) and, unless the context otherwise requires, its subsidiaries, "MatlinPatterson" refers to MatlinPatterson Global Opportunities Partners L.P., MatlinPatterson Global Opportunities Partners (Bermuda) L.P. and MatlinPatterson Global Opportunities Partners B L.P., and "ICI" refers to Imperial Chemical Industries PLC (a former indirect owner of certain of HIH's membership interests) and its subsidiaries.

  Company

        The Company is a Delaware corporation and is owned 100% by HGI, subject to warrants that, if exercised, would entitle the holders to up to 12% of the common equity of the Company. HGI is owned 100% by Huntsman Holdings, a Delaware limited liability company. The voting membership interests of Huntsman Holdings are owned by the Huntsman family, MatlinPatterson, Consolidated Press and certain members of the Company's senior management. In addition, Huntsman Holdings has issued a non-voting preferred unit to Huntsman Holdings Preferred Member LLC, which, in turn, is owned by MatlinPatterson (indirectly), Consolidated Press, the Huntsman Cancer Foundation, certain members of the Company's senior management and certain members of the Huntsman family. Huntsman Holdings has issued certain other non-voting preferred units to the Huntsman family, MatlinPatterson and Consolidated Press that track the performance of the AdMat business. The Huntsman family has board and operational control of the Company.

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

  Initial Public Offering of Huntsman Corporation

        On February 16, 2005, Huntsman Corporation, the Company's ultimate parent corporation, completed an initial public offering of 55,681,819 shares of its common stock sold by it and 13,579,546 shares of its common stock sold by a selling stockholder, in each case at a price to the public of $23 per share, and 5,750,000 shares of its 5% mandatory convertible preferred stock sold by it at a price to the public of $50 per share.

        The net proceeds to Huntsman Corporation from its initial public offering of common and preferred stock were approximately $1,500 million, substantially all of which are being used to repay outstanding indebtedness of the Company and certain of the Company's subsidiaries, Huntsman LLC and HIH, as follows:

  •
  On February 16, 2005, Huntsman Corporation used $41.6 million of net proceeds from the offering to redeem in full the subordinated note due Horizon Ventures LLC.

  •
  On February 28, 2005, Huntsman Corporation used $1,216.7 million of net proceeds from the offering, along with $35.0 million in available cash, to redeem

  •
  all of the outstanding 15% senior secured discount notes due 2008 of the Company (the "HMP Senior Discount Notes");

  •
  $452.3 million of the outstanding 13.375% senior discount notes due 2009 of HIH (the "HIH Senior Discount Notes"); and

  •
  $159.4 million of the outstanding 11.625% senior secured notes due 2010 of Huntsman LLC (the "HLLC Senior Secured Notes").

  •
  On March 14, 2005, Huntsman Corporation expects to use $151.7 million of net cash proceeds from the offering to redeem the remaining outstanding HIH Senior Discount Notes, $78.0 million of the outstanding 11.5% senior notes due 2012 of Huntsman LLC (the "HLLC Senior Notes") and to pay $7.8 million to the Company's warrant holders for a consent fee pursuant to an amendment in connection with the Reorganization Transaction. On March 17, 2005, Huntsman Corporation expects to use $26.8 million of the net cash proceeds from the offering to redeem an additional $24.0 million of the HLLC Senior Notes.

        In connection with the repayment of indebtedness discussed above, the Company expects to record a loss on early extinguishment of debt in the first quarter of 2005 of approximately $235 million.

        In connection with the completion of its initial public offering, Huntsman Corporation consummated a reorganization transaction (the "Reorganization Transaction"). In the Reorganization Transaction, the Company's previous ultimate parent, Huntsman Holdings, became a subsidiary of Huntsman Corporation.

        As a result of Huntsman Corporation's cash contributions that were used to redeem the HIH Senior Discount Notes and its contribution to HIH of the senior subordinated reset discount notes due 2009 of HIH that were originally issued to ICI (the "HIH Senior Subordinated Discount Notes"), the

Company's ownership interest in HIH increased from 40% to 58%, and, accordingly, Huntsman LLC's interest in HIH decreased from 60% to 42%.

        In connection with its initial public offering and as part of the Reorganization Transaction, the Company exercised its right under the outstanding warrants to purchase common stock of the Company (the "HMP Warrants") to require that all the HMP Warrants and any shares of the Company's equity securities issued upon exercise of the HMP Warrants be exchanged for newly issued shares of Huntsman Corporation's common stock. Under the terms of the HMP Warrants, an aggregate of approximately 16.9 million shares of Huntsman Corporation's common stock will be issued in exchange for the outstanding HMP Warrants on March 14, 2005.

  HLLC Restructuring

        The Company was formed on August 25, 2002 to hold, among other things, the equity interest of Huntsman LLC. Prior to September 30, 2002, Huntsman LLC was owned by members of the Huntsman family and by certain affiliated entities. On September 30, 2002, Huntsman LLC and its subsidiary, Huntsman Polymers, completed debt for equity exchanges (the "HLLC Restructuring"). Pursuant to the HLLC Restructuring, the Huntsman family contributed all their equity interests in Huntsman LLC and its subsidiaries, including minority interests acquired from Consolidated Press Holdings Limited ("Consolidated Press") and the interests described in the second following paragraph, to the Company in exchange for equity interests in the Company MatlinPatterson and Consolidated Press exchanged approximately $679 million in principal amount of Huntsman LLC's outstanding subordinated notes and Huntsman Polymers' outstanding senior notes they held into equity interests in the Company. There was also approximately $84 million in accrued interest that was cancelled as a result of the exchange. The net book value of the $763 million of principal and accrued interest, after considering debt issuance costs, was $753 million. The Company contributed its investment in Huntsman LLC to HMP.

        In the HLLC Restructuring, the effective cancellation of debt was recorded as a capital contribution because MatlinPatterson and Consolidated Press received equity of the Company in exchange. The fair value of the equity received approximated the carrying value of the debt exchanged. No gain was recorded on the HLLC Restructuring.

        As mentioned above, on September 30, 2002, the Company effectively acquired the following interests:

  •
  The remaining 20% interest in JK Holdings Corporation and the remaining 20% interest in Huntsman Surfactants Technology Corporation, both previously accounted for as consolidated subsidiaries;

  •
  The remaining 50% interest in Huntsman Chemical Australia Unit Trust ("HCA Trust") and HCPH Holdings Pty Limited ("HCPH"), formerly accounted for as an investment in unconsolidated affiliates using equity method accounting; and

  •
  The remaining 19.9% interest in Huntsman Specialty Chemicals Holdings Corporation ("HSCHC").

        The Company accounted for the acquisition of the minority interests as an equity contribution with a value of $71.1 million (including cash of $7.9 million and net of debt assumed of $35.3 million).

        Also related to the HLLC Restructuring, in June 2002, MatlinPatterson entered into an agreement with ICI (the "Option Agreement"). The Option Agreement provided BNAC, Inc. ("BNAC"), then a

MatlinPatterson subsidiary, with an option to acquire the ICI subsidiary that held a 30% membership interest in HIH (the "ICI 30% Interest") on or before May 15, 2003 upon the payment of $180 million plus accrued interest from May 15, 2002, and subject to completion of the purchase of the HIH Senior Subordinated Discount Notes. Concurrently, BNAC paid ICI $160 million to acquire the HIH Senior Subordinated Discount Notes, subject to certain conditions, including the obligation to make an additional payment of $100 million plus accrued interest to ICI. The HIH Senior Subordinated Discount Notes were pledged to ICI as collateral security for such additional payment. BNAC's sole business purpose was to acquire both the HIH Senior Subordinated Discount Notes and the ICI 30% Interest, and to participate in the HLLC Restructuring.

        In connection with the HLLC Restructuring, all the shares in BNAC were contributed to HMP. The Company caused BNAC to be merged into HMP. As a result of its merger with BNAC, HMP held the interests formerly held by BNAC in the HIH Senior Subordinated Discount Notes and the option to acquire the subsidiary of ICI that held the ICI 30% Interest. The HIH Senior Subordinated Discount Notes were valued at $273.1 million (including accrued interest of $13.2 million) and the note payable to ICI of $103.5 million (including accrued interest of $3.5 million) was recorded by the Company. The net contribution to HMP of $169.7 (the $160 million paid by BNAC for the HIH Senior Subordinated Discount Notes plus net accrued interest) million was accounted for as an equity contribution.

  HIH Consolidation Transaction

        Prior to May 9, 2003, the Company owned, indirectly, approximately 61% of the membership interests of HIH. The Company accounted for its investment in HIH on the equity method due to the significant management participation rights formerly granted to ICI pursuant to the HIH limited liability company agreement. On May 9, 2003, the Company's indirect subsidiary, HMP, exercised the option under the Option Agreement and purchased the ICI subsidiary that held ICI's 30% membership interest in HIH, and, at that time, HMP also purchased approximately 9% of the HIH membership interests held by institutional investors (the "HIH Consolidation Transaction"). The total consideration paid in connection with the HIH Consolidation Transaction was approximately $286 million. As a result of the HIH Consolidation Transaction, the Company (indirectly through HMP and its subsidiaries) owns 100% of the HIH membership interests. Accordingly, as of May 1, 2003, HIH is a consolidated subsidiary of the Company and is no longer accounted for on an equity basis.

        The Company accounted for the acquisition using the purchase method. Accordingly, the results of operation and cash flows of the acquired interests were consolidated with those of the Company beginning in May 2003. During the second quarter of 2004, the Company finalized the allocation of the purchase price. As part of its final purchase price allocation, the Company valued the related pension liabilities, recorded deferred taxes and reclassified certain other amounts resulting in a corresponding increase in property, plant and equipment of approximately $286 million. The following is a summary of the final allocation of the purchase price to assets acquired and liabilities assumed (dollars in millions):

Current assets	$533.6
Property, plant and equipment, net	1,605.9
Noncurrent assets	194.5
Current liabilities	(344.3)
Long-term debt	(1,427.6)
Deferred taxes	(145.4)
Noncurrent liabilities	(130.7)

Cash paid for acquisition	$286.0

  AdMat Acquisition

        On June 30, 2003, the Company, MatlinPatterson, SISU Capital Ltd. ("SISU"), Huntsman Group Inc., and Morgan Grenfell Private Equity Limited ("MGPE") completed a restructuring and business combination involving Vantico, whereby ownership of the equity of Vantico was transferred to AdMat in exchange for substantially all of the issued and outstanding Vantico senior notes ("Vantico Senior Notes") and approximately $165 million of additional equity (the "AdMat Transaction"). The Company entered into the AdMat Transaction in order to expand its liquid epoxy resins product lines and to integrate its polyurethanes products into liquid epoxy resins. In connection with the AdMat Transaction, AdMat issued $250 million aggregate principal amount of its 11% senior secured notes due 2010 (the "AdMat Fixed Rate Notes") and $100 million aggregate principal amount of its senior secured floating rate notes due 2008 at a discount of 2%, or for $98 million (the "AdMat Floating Rate Notes" and, collectively with the AdMat Fixed Rate Notes, the "AdMat Senior Secured Notes"). Proceeds from the issuance of the AdMat Senior Secured Notes, along with a portion of the additional equity, were used to purchase 100% of the Vantico senior secured credit facilities (the "Vantico Credit Facilities"). Also in connection with the AdMat Transaction, AdMat entered into a $60 million senior secured revolving credit facility (the "AdMat Revolving Credit Facility"). The AdMat Transaction was completed as follows:

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

  •
  As part of acquisition of Vantico, AdMat was required to purchase 100% of the outstanding Vantico Credit Facilities and other credit facilities, including a revolving credit facility and a restructuring facility;

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

  •
  MatlinPatterson transferred its preferred and common equity in AdMat Investment to the Company, and the Company then contributed the preferred and common equity in AdMat Investment to HGI. The value assigned to the preferred membership units was equal to the fair value of the net assets acquired as shown below:

Cash	$164.4
Vantico Senior Notes	67.8

MatlinPatterson Contributed assets	232.2
Acquisition subsidiary organization costs	(10.1)
Purchase accounting adjustments	1.5
Minority interest	(29.2)

Preferred members' interest as of December 31, 2003	194.4
Purchase accounting adjustment	1.3

Preferred members' interest at December 31, 2004	$195.7

  •
  HGI owns the preferred equity of AdMat Investment and contributed the common equity of AdMat Investment to us.

        The AdMat Transaction has been accounted for as follows:

  •
  The preferred equity interest in AdMat Investment held by HGI, as originally issued, was entitled to 83% of the voting rights in AdMat Investment, has no stated dividend rate and a liquidation preference of $513.3 million. On May 21, 2004, the limited liability company agreement of AdMat Investment was amended to eliminate the voting rights previously associated with the preferred equity interest of AdMat Investment held by HGI. The common equity interest in AdMat Investment held by the Company is now entitled to 100% of the voting rights in AdMat Investment. Accordingly, consistent with the provisions of SFAS No. 141, "Business Combinations," the Company has consolidated AdMat Investment as of June 30, 2003.

  •
  For financial reporting purposes, the equity contribution from Huntsman Holdings of the AdMat Investment equity of approximately $194.4 million has been allocated to the preferred equity held by HGI as of June 30, 2003.

  •
  The ownership of AdMat Investment preferred stock by HGI is reflected as HGI's interest in preferred stock of a subsidiary on the accompanying consolidated balance sheet.

  •
  The results of operations of AdMat Investment for the six months ended December 31, 2003 are included in the consolidated statement of operations.

        There were no contingent payments or commitments in connection with the AdMat Transaction. The total purchase price of AdMat was derived from the fair value of equity exchanged or debt instruments acquired as follows (dollars in millions):

Cash paid for the Vantico Credit Facilities and other credit facilities	$431.3
Equity issued for Vantico Senior Notes	67.8
Cash paid for Vantico Senior Notes	22.7

Total purchase price of AdMat	$521.8

        The Company has completed its allocation of the purchase price to the assets and liabilities of AdMat, which is summarized as follows (dollars in millions):

Current assets	$415.8
Current liabilities	(242.4)
Property, plant and equipment, net	397.9
Intangible assets, net	37.0
Deferred taxes	(8.6)
Other noncurrent assets	44.2
Other noncurrent liabilities	(122.1)

Total purchase price of AdMat	521.8
Minority interest	(29.2)
Preferred members' interest	(195.7)

Net assets acquired	$296.9

        The acquired intangible assets represent trademarks and patents which have a weighted-average useful life of approximately 15-30 years. The following table reflects the Company's results of operations on a pro forma basis as if the business combination of HIH and AdMat had been completed at the beginning of the periods presented utilizing HIH and AdMat's historical results (dollars in millions, except per unit amounts):

	2003	2002
Revenue	$9,252.4	$8,012.2
Loss before minority interest and cumulative effect of accounting change	(369.6)	(359.3)
Net loss	(395.6)	(166.8)
Net loss per common share	(1.79)	(0.76)

        The pro forma information is not necessarily indicative of the operating results that would have occurred had the HIH Consolidation Transaction and the AdMat Transaction been consummated at the beginning of the period presented, nor are they necessarily indicative of future operating results.

        The HIH Consolidation Transaction and the AdMat Transaction have resulted in changes in the Company's operating segments. Prior to the HIH Consolidation Transaction, the Company reported its operations through three principal operating segments. After the HIH Consolidation Transaction but prior to the AdMat Transaction, the Company reported its operations through five segments. The Company now reports its operations through six segments: Polyurethanes, Advanced Materials, Performance Products, Pigments, Polymers and Base Chemicals.

        On March 19, 2004, the Company acquired MGPE's 2.1% equity in AdMat Holdings for $7.2 million.

        As of December 31, 2004, the Company owned approximately 90% of AdMat Holdings, directly and indirectly. The remaining approximately 10% of the equity of AdMat Holdings is owned by unrelated third parties.

2.    Summary of Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements of the Company include the accounts of the Company and its majority wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

  Revenue Recognition

        The Company generates substantially all of its revenues through sales in the open market and long-term supply agreements. The Company recognizes revenue when it is realized or realizable, and earned. Revenue for product sales is recognized when a sales arrangement exists, risk and title to the product transfer to the customer, collectibility is reasonably assured, and pricing is fixed or determinable. This occurs at the time shipment is made.

  Cost of Goods Sold

        The Company classifies the costs of manufacturing and distributing its products as cost of goods sold. Manufacturing costs include variable costs, primarily raw materials and energy, and fixed expenses directly associated with production. Manufacturing costs include, among other things, plant site operating costs and overhead, production planning and logistics costs, repair and maintenance costs, plant site purchasing costs, and engineering and technical support costs. Distribution, freight and warehousing costs are also included in cost of goods sold.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

        The Company considers cash in checking accounts and cash in short-term highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

  Securitization of Accounts Receivable

        HI securitizes certain trade receivables in connection with a revolving accounts receivable securitization program in which HI grants a participating undivided interest in certain of its trade receivables to a qualified off-balance sheet entity. HI retains the servicing rights and a retained interest in the securitized receivables. Losses are recorded on the sale and are based on the carrying value of the receivables as allocated between the receivables sold and the retained interests and their relative fair value at the date of the transfer. Retained interests are subsequently carried at fair value which is estimated based on the present value of expected cash flows, calculated using management's best estimates of key assumptions including credit losses and discount rates commensurate with the risks involved. For more information, see "Note 11. Securitization of Accounts Receivable."

  Inventories

        Inventories are stated at the lower of cost or market, with cost determined using last-in first-out, first-in first-out, and average costs methods for different components of inventory.

  Property, Plant and Equipment

        Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives or lease term as follows:

Buildings and equipment	10 - 60 years
Plant and equipment	3 - 25 years
Furniture, fixtures and leasehold improvements	5 - 20 years

        Until January 1, 2003, approximately $1.3 billion of the total plant and equipment was depreciated using the straight-line method on a group basis at a 4.7% composite rate. When capital assets representing complete groups of property were disposed of, the difference between the disposal proceeds and net book value was credited or charged to income. When miscellaneous assets were disposed of, the difference between asset costs and salvage value was charged or credited to accumulated depreciation. Effective January 1, 2003, the Company changed its method of accounting for depreciation for the assets previously recorded on a group basis to the component method. Specifically, the net book value of all the assets on January 1, 2003 were allocated to individual components and are being depreciated over their remaining useful lives and gains and losses are recognized when a component is retired. This change encompassed both a change in accounting method and a change in estimate and resulted in a decrease to depreciation expense for the year ended December 31, 2003 by $43.0 million. The change from the group method to the composite method was made in order to reflect more precisely overall depreciation expense based on the lives of individual components rather than overall depreciation expense based on the average lives for large groups of related assets.

        Interest expense capitalized as part of plant and equipment was $6.7 million, $5.1 million and $3.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        Periodic maintenance and repairs applicable to major units of manufacturing facilities are accounted for on the prepaid basis by capitalizing the costs of the turnaround and amortizing the costs over the estimated period until the next turnaround. Normal maintenance and repairs of plant and equipment are charged to expense as incurred. Renewals, betterments and major repairs that materially extend the useful life of the assets are capitalized, and the assets replaced, if any, are retired.

  Investment in Unconsolidated Affiliates

        Investments in companies in which the Company exercises significant management influence are accounted for using the equity method.

  Intangible Assets and Goodwill

        Intangible assets are stated at cost (fair value at the time of acquisition) and are amortized using the straight-line method over the estimated useful lives or the life of the related agreement as follows:

Patents and technology	5 - 30 years
Trademarks	15 - 30 years
Licenses and other agreements	5 - 15 years
Other intangibles	5 - 15 years

        Prior to January 2002, the Company amortized goodwill over periods ranging from 10-20 years. Effective January 1, 2002, the Company ceased amortizing goodwill in accordance with SFAS No. 142. All goodwill is recorded within the Base Chemicals segment.

  Other Non-current Assets

        Other non-current assets consist primarily of spare parts, deferred debt issuance costs, employee benefit assets and capitalized turnaround costs. Debt issuance costs are amortized using the interest method over the term of the related debt.

  Carrying Value of Long-Term Assets

        Upon the occurrence of a triggering event, the Company evaluates the carrying value of long-term assets based upon current and anticipated undiscounted cash flows and recognizes an impairment when such estimated cash flows are less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value. Fair value is generally estimated by discounting estimated future cash flows using a discount rate commensurate with the risks involved. See "Note 10. Restructuring and Plant Closing Costs."

  Financial Instruments

        The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying value of the senior secured credit facilities of the Company's subsidiaries approximates fair value since they bear interest at a variable rate plus an applicable margin. The fair value of the fixed rate and floating rate notes of the Companies subsidiaries is estimated based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. See "Note 22. Fair Value of Financial Instruments."

  Income Taxes

        The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. The Company evaluates the resulting deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances have been established against the entire U.S. and a material portion of the non-U.S. deferred tax assets due to an uncertainty of realization. Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets.

        Subsequent to the AdMat Transaction, substantially all non-U.S. operations of AdMat are treated as the Company's branches for U.S. income tax purposes and are, therefore, subject to both U.S. and non-U.S. income tax. Until the Company has sufficient U.S. taxable income to utilize U.S. foreign tax credits, most AdMat income will continue to be effectively taxed in both the U.S. and in the non-U.S. jurisdictions in which it is earned.

        For non-U.S. entities that are not treated as branches for U.S. tax purposes, the Company does not provide for income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. The undistributed earnings of foreign subsidiaries that are deemed to be permanently invested were $30.0 million at December 31, 2004. It is not practicable to determine the unrecognized deferred tax liability on those earnings.

  Derivatives and Hedging Activities

        The Company follows Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting For Derivative Instruments And Hedging Activities." SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the hedged items are recognized in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings.

  Environmental Expenditures

        Environmental related restoration and remediation costs are recorded as liabilities when site restoration and environmental remediation and clean-up obligations are either known or considered probable and the related costs can be reasonably estimated. Other environmental expenditures that are principally maintenance or preventative in nature are recorded when expended and expensed or capitalized as appropriate. See "Note 23. Environmental Matters."

  Asset Retirement Obligations

        The Company accrues for asset retirement obligations, which consist primarily of landfill closure costs in the period in which the obligations are incurred and the Company has sufficient information to estimate a range of potential settlement dates for the obligation. These costs are accrued at estimated fair value. When the related liability is initially recorded, the Company capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company will recognize a gain or loss for any difference between the settlement amount and the liability recorded.

        Asset retirement obligations consist primarily of landfill capping and closure and post-closure costs. The Company is legally required to perform capping and closure and post-closure care on the landfills and reclamation on the quarries. In accordance with SFAS No. 143, "Accounting for Asset Retirement

Obligations," each landfill the Company recognizes the fair value of a liability for an asset retirement obligation and capitalizes that cost as part of the cost basis of the related asset. The related assets are being depreciated on a straight-line basis over 27 years. The Company has additional asset retirement obligations with indeterminate settlement dates; the fair value of these asset retirement obligations cannot be estimated due to the lack of sufficient information to estimate a range of potential settlement dates for the obligation. An asset retirement obligation related to these assets will be recognized when the Company knows such information.

        The following table describes changes to the asset retirement obligation liability:

Year Ended December 31, 2004
Asset retirement obligation at the beginning of the period	$—
Liabilities incurred	6.7
Accretion expense	0.5
Liabilities settled	—
Revisions in estimated cash flows	—

Asset retirement obligation at the end of the period	$7.2

        If the asset retirement obligation and measurement provisions of SFAS No. 143 had been in effect on January 1, 2002, the aggregate carrying amount of those obligations would have been $5.0 million. The amortization of the asset retirement cost and accretion of asset retirement obligation for each of 2002 and 2003 would have been immaterial.

  Research and Development

        Research and development costs are expensed as incurred.

  Foreign Currency Translation

        The accounts of the Company's subsidiaries outside of the United States, except for those operating in highly inflationary economic environments, consider local currency to be the functional currency. Accordingly, assets and liabilities are translated at rates prevailing at the balance sheet date. Revenues, expenses, gains and losses are translated at a weighted average rate for the period. Cumulative translation adjustments are recorded to stockholder's equity as a component of accumulated other comprehensive income (loss).

        Subsidiaries that operate in economic environments that are highly inflationary consider the U.S. dollar to be the functional currency and include gains and losses from translation to the U.S. dollar from the local currency in the statement of operations.

        Transaction gains and losses are recorded in the statement of operations and were a net gain of $118.8 million, a net gain of $67.8 million and a net loss of $3.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

  Net Loss per Share

        Net loss per share is not presented because it is not considered meaningful information due to the Company's ownership by a single equity holder.

  Recently Issued Accounting Standards

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. FIN No. 46 provides guidance for determining the primary beneficiary for entities with multiple economic entities with multiple economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. In December 2003, the FASB issued a complete replacement of FIN 46 (FIN 46R) to clarify certain complexities. The Company adopted this standard on January 1, 2005. The impact of FIN 46R on the Company's financial statements was not significant.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—an amendment of ARB No. 43". SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The requirements of the standard will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is reviewing SFAS No. 151 to determine the statement's impact on its consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29." SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this standard are effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company will apply this standard prospectively.

        In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." SFAS No. 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. This standard eliminates the alternative to use the intrinsic value method of accounting for share based payments as previously provided in APB Opinion No. 25, "Accounting for Stock Issued to Employees." This standard is effective for the Company beginning in January 2006. The Company is reviewing SFAS No. 123R to determine the statement's impact on its consolidated financial statements.

3.     Inventories

        Inventories consist of the following (dollars in millions):

	December 31,
	2004	2003
Raw materials and supplies	$332.0	$283.6
Work in progress	90.1	32.7
Finished goods	924.1	749.5

Total	1,346.2	1,065.8
LIFO reserves	(91.9)	(15.5)
Lower of cost or market reserves	(0.4)	(11.0)

Net	$1,253.9	$1,039.3

        As of December 31, 2004 and 2003, approximately 18%, and 16%, respectively, of inventories were recorded using the last-in, first-out cost method ("LIFO"). At December 31, 2004, the excess of current cost over the stated LIFO value was $81.0 million.

        For the year ended December 31, 2004, 2003, and 2002, inventory quantities were reduced resulting in a liquidation of certain LIFO inventory layers carried at costs that were lower than the cost of current purchases, the effect of which reduced the net loss by approximately $2.0 million, $1.0 million, and $1.7 million, respectively.

        In the normal course of operations, the Company at times exchanges raw materials and finished goods with other companies for the purpose of reducing transportation costs. The net open exchange positions are valued at the Company's cost. Net amounts deducted from or added to inventory under open exchange agreements, which represent the net amounts payable or receivable by the Company under open exchange agreements, were approximately $11.3 million payable and $8.2 million payable (40.6 million and 26.9 million pounds) at December 31, 2004 and 2003, respectively.

4.     Property, Plant and Equipment

        The cost and accumulated depreciation of property, plant and equipment are as follows (dollars in millions):

	December 31,
	2004	2003
Land	$130.8	$118.6
Buildings	563.9	517.8
Plant and equipment	6,422.2	6,387.3
Construction in progress	251.8	253.8

Total	7,368.7	7,277.5
Less accumulated depreciation	(2,217.8)	(2,198.2)

Net	$5,150.9	$5,079.3

        Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $492.1 million, $336.7 million and $131.8 million, respectively.

        Property, plant and equipment includes gross assets acquired under capital leases of $24.5 million and $23.9 million at December 31, 2004 and 2003, respectively; related amounts included in accumulated depreciation were $9.0 million and $5.4 million at December 31, 2004 and 2003, respectively.

5.     Investment in Unconsolidated Affiliates

        The Company's ownership percentage and investment in unconsolidated affiliates were as follows (dollars in millions):

	December 31,
Equity Method:
	2004	2003
Polystyrene Australia Pty Ltd.	$4.7	$3.6
Condea-Huntsman GmbH and Co. KG (50%)	17.5	13.2
Louisiana Pigment Company, L.P. (50%)	121.6	130.4
Rubicon, LLC (50%)	5.7	1.0
BASF Huntsman Shanghai Isocyanate	17.9
Investment BV (50%)(2)	—	6.1
Others	1.0	1.2

Total equity method investments	168.4	155.5
Cost Method:
Gulf Advanced Chemicals Industry
Corporation (10%)	2.5	2.5

Total invesmtents	$170.9	$158.0

(1)
Effective as of May 1, 2003, HIH is a consolidated subsidiary of the Company. For more information, see "Note 1. General—HIH Consolidation Transaction."

(2)
The Company owns 50% of BASF Huntsman Shanghai Isocyanate Investment BV. BASF Huntsman Shanghai Isocyanate Investment BV owns a 70% interest in a manufacturing joint venture, thus giving the Company an indirect 35% interest in the manufacturing joint venture.

  Summarized Financial Information of Unconsolidated Affiliates

        Summarized financial information of Sasol-Huntsman GmbH and Co. KG ("Sasol"), Louisiana Pigment Company, Rubicon, LLC, BASF AG ("BASF"), Huntsman Shanghai Isocyanate Investment BV and Polystyrene Australia Pty Ltd. as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 is presented below (dollars in millions):

	December 31,
	2004	2003	2002
Assets	$626.0	$543.3	$75.8
Liabilities	293.8	268.4	67.5
Revenues	1,113.6	868.0	85.8
Net income (loss)	8.2	3.4	11.7
The Company's equity in:
Net assets	$168.4	$155.5	$12.2
Net income (loss)	4.4	1.5	9.7

  Investment in HIH

        Effective June 30, 1999, Huntsman Specialty, a consolidated unrestricted subsidiary of the Company, transferred its propylene oxide business to HIH. ICI transferred its polyurethane chemicals, selected petrochemicals (including ICI's 80% interest in the Wilton olefins facility) and titanium dioxide businesses to HIH. In addition, HIH also acquired the remaining 20% ownership interest in the Wilton olefins facility from BP Chemicals Limited for approximately $117.0 million.

        In exchange for transferring its business, Huntsman Specialty retained a 60% common equity interest in HIH and received approximately $360.0 million in cash as a distribution from HIH. In exchange for transferring its businesses, ICI received a 30% common equity interest in HIH, approximately $2 billion in cash and discount notes of HIH with approximately $508.0 million of accreted value at issuance. Institutional investors acquired the remaining 10% common equity interest in HIH for $90.0 million in cash.

        The transfer of Huntsman Specialty's propylene oxide business was recorded at the net book value of the assets and liabilities transferred. Prior to the HIH Consolidation Transaction, Huntsman LLC accounted for its investment in HIH on the equity method due to the significant management participation rights of ICI in HIH pursuant to HIH's limited liability company agreement.

        The carrying value of Huntsman LLC's investment in HIH was less than its proportionate share of the underlying net assets of HIH at December 31, 2001 by approximately $176.1 million. Such difference was being accreted to income over a 20 year period. Management recorded an adjustment to reflect the accretion of the difference of $7.4 million in the investment basis in Huntsman LLC's consolidated financial statements for December 31, 2001. As discussed in "Note 2. Summary of Significant Accounting Policies" above, Huntsman LLC adopted SFAS No. 141 and increased its investment by $169.7 million as of January 1, 2002 to reflect its proportionate share of the underlying net assets of HIH.

        On September 30, 2002, Huntsman LLC acquired the 19.9% interest in Huntsman Specialty Chemicals Holdings Corporation ("HSCHC") which was previously owned by the Huntsman family directly. HSCHC holds 60% of the Company's investment in HIH. The estimated fair value of the 19.9% interest of $37.9 million has been recorded as an increase in the investment in HIH. The excess of $23.3 million over the Company's proportionate share of the net assets of HIH was accounted for as equity basis property and is being depreciated over the average useful life of property.

        On November 2, 2000, ICI, Huntsman Specialty, HIH and HI entered into agreements (the "ICI Agreements") pursuant to which ICI had an option to transfer to Huntsman Specialty or its permitted designated buyers the 30% membership interest in HIH that ICI indirectly held (the "ICI 30% Interest"). Pursuant to these agreements, on October 30, 2001, ICI exercised its put right requiring Huntsman Specialty or its nominee to purchase the ICI 30% Interest. On December 20, 2001, ICI and Huntsman Specialty amended ICI's put option arrangement under the ICI Agreements to, among other things, provide that the purchase of the ICI 30% Interest would occur on July 1, 2003, or earlier under certain circumstances, and to provide for certain discounts to the purchase price for the ICI 30% Interest. The amended option agreement also required Huntsman Specialty to cause HIH to pay up to $112 million of dividends to its members, subject to certain conditions. These conditions included the receipt of consent from HI's senior secured lenders and HI's ability to make restricted payments under the indentures governing its outstanding senior notes and senior subordinated notes, as well as the outstanding high yield notes of HIH. In addition, in order to secure its obligation to pay the purchase price for the ICI 30% Interest under the ICI Agreements, Huntsman Specialty granted ICI a lien on 30% of the outstanding membership interests in HIH.

        As discussed in "Note 1. General" above, MatlinPatterson also entered into the Option Agreement with ICI in June 2002. The Option Agreement provided BNAC, then a MatlinPatterson subsidiary, with an option to acquire the ICI subsidiary that held the ICI 30% Interest on or before May 15, 2003 upon the payment of $180 million plus accrued interest from May 15, 2002, and subject to completion of the purchase of the HIH senior subordinated discount notes due 2009 (the HIH Senior Subordinated Discount Notes"). Concurrently, BNAC paid ICI $160 million to acquire the HIH Senior Subordinated Discount Notes, subject to certain conditions, including the obligation to make an additional payment of $100 million plus accrued interest to ICI. The HIH Senior Subordinated Discount Notes were pledged to ICI as collateral security for such additional payment.

        In connection with the HLLC Restructuring, all the shares in BNAC were contributed to the Company. The Company then caused BNAC to be merged into HMP. As a result of its merger with BNAC, HMP held the interests formerly held by BNAC in the HIH Senior Subordinated Discount Notes and the option to acquire the subsidiary of ICI that held the ICI 30% Interest.

        Prior to May 9, 2003, the Company owned approximately 61% of the HIH membership interests. On May 9, 2003, the Company exercised its option under the Option Agreement and completed the HIH Consolidation Transaction. As a result, as of May 9, 2003, the Company indirectly owns 100% of the HIH membership interests. Prior to May 1, 2003, the Company accounted for its investment in HIH using the equity method of accounting due to the significant management participation rights formerly granted to ICI pursuant to the HIH limited liability company agreement. As a consequence of the Company's 100% indirect ownership of HIH and the resulting termination of ICI's management participation rights, the Company is considered to have a controlling financial interest in HIH. Accordingly, the Company no longer accounts for HIH using the equity method of accounting, but effective May 1, 2003 HIH's results of operations are consolidated with the Company's results of operations. Consequently, results of HIH through April 30, 2003 are recorded using the equity method of accounting, and results of HIH beginning May 1, 2003 are recorded on a consolidated basis. As a result, the summary historical financial data for periods ending prior to May 1, 2003 are not comparable to financial periods ending on or after May 1, 2003.

        Summarized information for HIH as of December 31, 2002 and for the year then ended and the income statement information for the four months ended April 30, 2003 is as follows (dollars in millions):

	Four months ended April 30, 2003	December 31, 2002
	(unaudited)
Assets	$5,187.1	$5,044.1
Liabilities	4,899.2	4,706.1
Revenues	1,733.4	4,518.1
Net income (loss)	(65.2)	(68.5)
The Company's equity in:
Net assets	$179.3	$202.8
Net loss	(39.0)	(41.1)

6.     Intangible Assets

        The gross carrying amount and accumulated amortization of intangible assets are as follows (dollars in millions):

	December 31, 2004			December 31, 2003
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents, trademarks, and technology	$411.3	$173.8	$237.5	$427.0	$144.5	$282.5
Licenses and other agreements	18.3	10.8	7.5	18.3	9.5	8.8
Non-compete agreements	49.6	42.5	7.1	49.6	38.5	11.1
Other intangibles	8.1	14.6	(6.5)	16.8	2.4	14.4

Total	$487.3	$241.7	$245.6	$511.7	$194.9	$316.8

        During 2004, the Company reversed certain valuation allowances on deferred tax assets and certain restructuring reserves recorded in the AdMat Transaction and recorded a corresponding reduction to intangible assets of approximately $31.9 million.

        Amortization expense was $34.8 million, $32.0 million and $6.4 million for the years ended December 31, 2004, 2003, and 2002, respectively. Estimated future amortization expense for intangible assets over the next five years is as follows (dollars in millions):

Year ending December 31:
2005	30.3
2006	29.9
2007	27.9
2008	27.9
2009	27.8

7.     Other Noncurrent Assets

        Other noncurrent assets consist of the following (dollars in millions):

	December 31, 2004	December 31, 2003
Prepaid pension costs	$267.2	$235.8
Debt issuance costs	90.1	105.9
Capitalized turnaround expense	116.6	83.9
Spare parts inventory	103.0	100.5
Other noncurrent assets	31.7	86.9

Total	$608.6	$613.0

8.     Accrued Liabilities

        Accrued liabilities consist of the following (dollars in millions):

	December 31, 2004	December 31, 2003
Payroll, severance and related costs	$197.1	$150.1
Interest	119.3	121.4
Volume and rebates accruals	94.4	89.5
Income taxes	49.4	53.0
Taxes (property and VAT)	77.7	63.3
Restructuring and plant closing costs	134.1	74.1
Environmental accruals	7.7	8.6
Interest and commodity hedging accruals	—	11.3
Other miscellaneous accruals	102.4	130.7

Total	$782.1	$702.0

9.     Other Noncurrent Liabilities

        Other noncurrent liabilities consist of the following (dollars in millions):

	December 31, 2004	December 31, 2003
Pension liabilities	$414.7	$367.0
Other postretirement benefits	88.4	86.3
Environmental accruals	27.4	26.3
Notes payable—affiliates	29.9	29.1
Restructuring and plant closing costs	19.0	2.7
Fair value of interest derivatives	8.3	9.5
Other noncurrent liabilities	157.6	63.8

Total	$745.3	$584.7

10.   Restructuring and Plant Closing Costs

        During the periods discussed below, the Company has pursued two major cost reduction programs to improve operational efficiencies, HLLC Restructuring (2001-2002) and Project Coronado (2003-2004). The Company has conducted, and with respect to Project Coronado continues to conduct numerous discrete, but frequently individually immaterial, restructuring projects in connection with these two major programs.

        As of December 31, 2004, accrued restructuring and plant closing costs by type of cost and activity consist of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total(2)
Accrued liabilities as of December 31, 2001	$44.2	$2.8	$6.9	$6.4	$60.3
2002 charges (credits) for 2001 initiatives	—	1.0	(4.6)	(1.7)	(5.3)
2002 charges for 2002 initiatives	1.6	2.7	—	—	4.3
2002 payments for 2001 initiatives(3)	(40.3)	(0.5)	(1.7)	(4.7)	(47.2)
2002 payments for 2002 initiatives(3)	(1.6)	(2.7)	—	—	(4.3)

Accrued liabilities as of December 31, 2002	3.9	3.3	0.6	—	7.8
HIH balance at consolidation on May 1, 2003(4)	24.2	—	—	—	24.2
AdMat opening balance sheet liabilities at June 30, 2003	53.2	1.5	—	6.1	60.8
2003 credits for 2001 initiatives	(2.0)	(0.3)	(0.2)	—	(2.5)
2003 charges for 2003 initiatives	28.2	—	—	—	28.2
2003 payments for 2001 initiatives(3)	(1.9)	(0.4)	(0.2)	—	(2.5)
2003 payments for 2003 initiatives(3)	(39.2)	—	—	—	(39.2)

Accrued liabilities as of December 31, 2003	66.4	4.1	0.2	6.1	76.8
Adjustments to the opening balance sheet of AdMat	(2.9)	—	(0.6)	0.7	(2.8)
2004 charges for 2003 initiatives	25.1	—	—	0.4	25.5
2004 charges for 2004 initiatives	106.5	5.1	6.2	18.0	135.8
2004 payments for 2001 initiatives	—	—	(0.2)	—	(0.2)
2004 payments for 2003 initiatives	(48.0)	—	(0.4)	(3.0)	(51.4)
2004 payments for 2004 initiatives	(31.4)	(0.4)	—	(4.6)	(36.4)
Non-cash settlements	—	—	(0.5)	—	(0.5)
Foreign currency effect on reserve balance	6.3	—	—	—	6.3

Accrued liabilities as of December 31, 2004	$122.0	$8.8	$4.7	$17.6	$153.1

(1)
Substantially all of the positions terminated in connection with the restructuring programs were terminated under ongoing termination benefit arrangements. Accordingly, the related liabilities were accrued as a one-time charge to earnings in accordance with SFAS No. 112, "Employers' Accounting for Post employment Benefits."

(2)
Accrued liabilities by initiatives are as follows:

	December 31, 2004	December 31, 2003
2001 initiatives	$2.6	$2.8
2002 initiatives	—	—
2003 initiatives	44.8	74.0
2004 initiatives	99.4	—
Foreign currency effect on reserve balance	6.3	—

Total	$153.1	$76.8

(3)
Includes impact of foreign currency translation.

(4)
Prior to May 1, 2003, the Company's investment in HIH was recorded on the equity method. Effective May 1, 2003, HIH is recorded as a consolidated subsidiary. HIH accrued liabilities for workforce reductions include a $7.1 million liability at December 31, 2002 related to a prior period and a $19.1 million charge recorded in the first quarter of 2003, offset by $2.0 million in cash payments through May 1, 2003.

        Details with respect to the Company's reserves for restructuring and plant closing costs are provided below by segments and activity (dollars in millions):

	Polyurethanes	Advanced Materials	Performance Products	Pigments	Polymers	Base Chemicals	Corporate & Other	Total
Accrued liabilities as of December 31, 2001	$—	$—	$—	$—	$25.1	$35.2	$—	$60.3
2002 credits for 2001 initiatives	—	—	—	—	(5.3)	—	—	(5.3)
2002 charges for 2002 initiatives	—	—	4.3	—	—	—	—	4.3
2002 payments for 2001 initiatives(2)	—	—	—	—	(17.0)	(30.2)	—	(47.2)
2002 payments for 2002 initiatives(2)	—	—	(4.3)	—	—	—	—	(4.3)

Accrued liabilities as of December 31, 2002	—	—	—	—	2.8	5.0	—	7.8
HIH balance at consolidation on May 1, 2003	24.2	—						24.2
AdMat opening balance sheet liabilities at June 30, 2003	—	60.8	—	—	—	—	—	60.8
2003 credits for 2001 initiatives	—	—	—	—	—	(2.5)	—	(2.5)
2003 charges for 2003 initiatives	11.0	—	10.7	6.5	—	—	—	28.2
2003 payments for 2001 initiatives (2)	—	—	—	—	—	(2.5)		(2.5)
2003 payments for 2003 initiatives (2)	(19.4)	(9.3)	(8.3)	(2.2)	—	—	—	(39.2)

Accrued liabilities as of December 31, 2003	15.8	51.5	2.4	4.3	2.8	—	—	76.8
Adjustments to the opening balance sheet of AdMat	—	(2.8)	—	—	—	—		(2.8)
2004 charges for 2003 initiatives	10.0		0.4	14.5	0.6	—	—	25.5
2004 charges for 2004 initiatives (1)	16.4	9.0	56.6	27.3	9.4	16.7	0.4	135.8
2004 payments for 2001 initiatives	—	—	—	—	(0.2)	—	—	(0.2)
2004 payments for 2003 initiatives	(11.5)	(26.0)	(2.4)	(10.9)	(0.6)	—	—	(51.4)
2004 payments for 2004 initiatives	(11.8)	(0.1)	(1.4)	(14.3)	(6.2)	(2.2)	(0.4)	(36.4)
Non-cash settlements	—	(0.5)	—	—	—	—	—	(0.5)
Foreign currency effect on reserve balance	0.1	1.9	2.6	1.1	—	0.6	—	6.3

Accrued liabilities as of December 31, 2004	$19.0	$33.0	$58.2	$22.0	$5.8	$15.1	$—	$153.1

Current portion of restructuring reserve	$19.0	$33.0	$39.2	$22.0	$5.8	$15.1	$—	$134.1
Noncurrent portion of restructuring reserve	—	—	19.0	—	—	—	—	19.0
Estimated additional future charges for current restructuring projects:
Estimated additional charges within one year
Cash charges	$5.5	$1.0	$—	$6.0	$2.2	$3.5	$0.3	$18.5
Noncash charges	—	—	—	—	—	—	—	—
Estimated additional charges beyond one year
Cash charges	$—	$—	$—	$4.7	$—	$—	$—	$4.7
Noncash charges	—	—	—	—	—	—	—

(1)
Does not include non-cash charges of $138.0 million for asset impairments and write downs.

(2)
Includes impact of foreign currency translation.

2004 Restructuring Activities

        As of December 31, 2004 and December 31, 2003, the Company had reserves for restructuring and plant closing costs of $153.1 million and $76.8 million, respectively. During the year ended December 31, 2004, the Company, on a consolidated basis, recorded additional charges of $299.3 million, including $138.0 million of charges for asset impairment and write downs, and $161.3 million payable in cash for workforce reductions, demolition and decommissioning and other restructuring costs associated with closure or curtailment of activities at the Company's smaller, less efficient manufacturing facilities. During the 2004 period, the Company made cash payments against these reserves of $88.0 million. For purposes of measuring impairment charges, the fair value of the assets was determined by using the present value of expected cash flows.

        As of December 31, 2003, the Polyurethanes segment reserve consisted of $15.8 million related to the restructuring activities at the Rozenburg, Netherlands site (as announced in 2003), the workforce reductions throughout the Polyurethanes segment (as announced in 2003), and the closure of the Shepton Mallet, U.K. site (as announced in 2002). During the year ended December 31, 2004, the Polyurethanes segment recorded additional restructuring charges of $36.9 million consisting of $26.4 million of charges for restructuring activities payable in cash and $10.5 of asset impairment and made cash payments of $23.3 million. These restructuring activities are expected to result in additional restructuring charges of approximately $5.5 million through 2005 and result in workforce reductions of approximately 160 positions, of which 86 positions have been reduced during the year ended December 31, 2004. As of December 31, 2004, the balance of the Polyurethanes segment reserve totaled $19.0 million.

        As of December 31 2003, the Advanced Materials segment reserve consisted of $51.5 million related to this restructuring program implemented in association with the AdMat Transaction. The program includes reductions in costs of the global supply chain, reductions in general and administrative costs across the business and the centralization of operations where efficiencies may be achieved. The Company reduced its workforce by 192 individuals and 188 individuals during the twelve months ended December 31, 2004 and the six months ended December 31, 2003, respectively. During 2004, the Advanced Materials segment reversed $2.8 million of restructuring reserves recorded in the AdMat Transaction that were no longer required and recorded a corresponding reduction to intangible assets (see "Note 6. Intangible Assets"). This initial cost reduction program is expected to continue through December 2005 and is estimated to involve $57.5 million in total restructuring costs, all of which were recorded in the opening balance sheet of AdMat. In the fourth quarter 2004, the Company recorded restructuring charges of $9.0 million, all of which are payable in cash, relating to a realignment and simplification of the Company's commercial and technical organization and the closure of its Kaohsiung, Taiwan production facility. This restructuring activity is expected to result in workforce reductions of approximately 120 employees, of which approximately 100 will be reduced during the first quarter of 2005. The Company expects to incur additional charges of approximately $1.0 million during 2005 for employee relocation costs associated with these restructuring activities. During 2004, the Advanced Materials segment made cash payments of $26.1 million relating to its restructuring activities. As of December 31, 2004, the balance of the Advanced Materials segment reserve totaled $33.0 million.

        As of December 31, 2003, the Performance Products segment reserve consisted of $2.4 million relating to the closure of a number of plants at the Whitehaven, U.K. facility, the closure of an administrative office in London, U.K., the rationalization of a surfactants technical center in Oldbury, U.K., and the restructuring of a facility in Barcelona, Spain. During the year ended December 31, 2004, the Performance Products segment recorded additional restructuring charges of $97.5 million consisting of $57.0 million of charges payable in cash and $40.5 million of asset impairment charges. During 2004, the Company adopted a plan to reduce the workforce across all locations in its European surfactants business by approximately 320 positions over a period of 15 months. This plan included the closure of substantially all of the Company's Whitehaven, U.K. surfactants facility. In connection with the rationalization of the Whitehaven facility, the Company recognized a restructuring charge of $55.4 million in the fourth quarter of 2004, of which approximately $31.1 million is payable in cash and $24.3 million is impairment of assets. The Company recorded a restructuring charge of $17.5 million, all payable in cash, in respect to workforce reductions across a number of its European facilities. During 2004, the Performance Products segment announced the closure of the Company's Guelph, Ontario, Canada Performance Products manufacturing facility, involving a restructuring charge of $20.4 million consisting of a $15.5 million asset impairment and $4.9 million of charges payable in cash. Production will be moved to the Company's other larger, more efficient facilities. Workforce reductions of approximately 66 positions are anticipated. During 2004, the Performance Products segment also announced the closure of its maleic anhydride briquette facility in Queeny, Missouri and recorded a restructuring charge of $1.5 million which consisted of $0.7 million in asset impairment charges and

$0.8 million in charges payable in cash. During 2004, this segment also announced the closure of its technical facility in Austin, Texas and recorded a restructuring charge of $2.0 million which is payable in cash. Restructuring charges of $0.7 million were recorded relating to various other cost reduction efforts. During the year ended December 31, 2004, the Performance Products segment made cash payments of $3.8 million related to restructuring activities. As of December 31, 2004, the balance of the Performance Products segment reserve totaled $58.2 million.

        As of December 31, 2003, the Pigments segment reserve consisted of $4.3 million relating to its global workforce reductions announced in August 2003. During the year ended December 31, 2004, the Pigments segment recorded additional restructuring charges of $123.3 million and made cash payments of $25.2 million. During 2004, the Pigments segment recorded restructuring expenses of $17.3 million related to global workforce reductions, all of which are payable in cash. In addition, in April 2004, the Company announced that, following a review of the Pigments business, it would idle approximately 55,000 tonnes, or about 10%, of its total titanium dioxide ("TiO2") production capacity in the third and fourth quarter of 2004. As a result of this decision, the Company recorded a restructuring charge of $24.5 million to be paid in cash, a $77.2 million asset impairment charge and a $4.3 million charge for the write-off of spare parts inventory and other assets. These combined restructuring activities are expected to result in additional restructuring charges of approximately $10.7 million through 2010 and result in workforce reductions of approximately 600 positions, of which approximately 400 positions have been reduced as of December 31, 2004. As of December 31, 2004, the balance of the Pigments segment reserve totaled $22.0 million.

        As of December 31, 2003, the Polymers segment reserve consisted of $2.8 million related to its demolition and decommissioning of the Odessa, Texas styrene manufacturing facility and non-cancelable lease costs. During 2004, the Polymers segment recorded restructuring expenses related to the closure of an Australian manufacturing unit of $5.4 million consisting of $3.6 million in non-cash charges and $1.8 million of charges payable in cash. During 2004, the Polymers segment announced additional restructuring activities at its Odessa, Texas and Mansonville, Canada facilities and recorded a restructuring charge of $8.2 million, all of which is payable in cash. These restructuring activities are expected to result in additional charges of approximately $2.2 million through 2005 and in workforce reductions of approximately 100 positions. During 2004, the Polymers segment made cash payments of $7.0 million related to restructuring activities. The Polymers segment reserve totaled $5.8 million as of December 31, 2004.

        As of December 31, 2004, the Base Chemicals segment reserve consisted of $15.1 million related to workforce reductions arising from the announced change in work shift schedules and in the engineering and support functions at the Wilton and North Tees, U.K. facilities. During the year ended December 31, 2004, the Base Chemicals segment recorded restructuring charges of $16.7 million, all of which is payable in cash. Also during 2004, the Base Chemicals segment made cash payments of $2.2 million related to these restructuring activities. These restructuring activities are expected to result in additional charges of approximately $3.5 million and in workforce reductions of approximately 100 positions through 2005. As of December 31, 2004, the Base Chemical segment reserve totaled $15.1 million.

        During 2004, the Company recorded a restructuring charge in corporate and other of $2.3 million, of which $1.9 million related to non-cash charges and $0.4 million related to relocation costs.

2003 Restructuring Activities

        On March 11, 2003 (before HIH was consolidated into the Company), the Polyurethanes segment announced that it would integrate its global flexible products unit into its urethane specialties unit, and recorded a restructuring charge of $19.2 million for workforce reductions of approximately 118 employees. During the remainder of the year, charges of $11.0 million were taken for workforce reductions relating to this restructuring at the Rozenberg, Netherlands site.

        In June 2003, the Company announced that its Performance Products segment would close a number of plants at its Whitehaven, U.K. facility and recorded a charge of $20.1 million in the second quarter 2003. This charge represents $11.4 million relating to an impairment of assets at Whitehaven (in connection with the plant shutdowns) and $8.7 million of workforce reduction costs. The Company also recorded a $2.0 million charge in respect of severance costs arising from the closure of an administrative office in London, U.K., the rationalization of its surfactants technical center in Oldbury, U.K., and the restructuring of its facility in Barcelona, Spain. These charges are part of an overall cost reduction program for this segment that is expected to be implemented through 2005.

        In August 2003, the Company recorded a restructuring charge of $6.5 million related to workforce reductions of approximately 63 employees across its global Pigments operations. The overall cost reduction program to be completed through 2005 for the Pigments segment will involve 250 employees and is estimated to cost an additional $16.5 million. At December 31, 2003, $4.3 million remains in the reserve for restructuring and plant closing costs related to these restructuring activities.

        In connection with the AdMat Transaction, the Company is implementing a substantial cost reduction program. The program will include reductions in costs of the Company's global supply chain, reductions in general and administrative costs across the business and the centralization of operations where efficiencies may be achieved. The cost reduction program is expected to be implemented through 2005 and is estimated to involve $60.8 million in total restructuring costs. As part of the program, the Company expects to incur approximately $53.2 million to reduce headcount and to incur approximately $7.6 million to close plants and discontinue certain service contracts worldwide. The Company reduced 188 staff in the six months ended December 31 2003. Payments of restructuring and plant closing costs were recorded against reserves established in connection with recording the AdMat Transaction as a purchase business combination. At December 31, 2003, $51.5 million remains in the reserve for restructuring and plant closing costs related to the cost reduction program. The Company expects to finalize its restructuring plans by June 30, 2004. Accordingly, the reserve for restructuring and plant closing costs are subject to revision based on final assessment.

2002 Restructuring Activities

        During 2002, the Company announced that it would be closing certain units at its Jefferson County and Canadian plants, primarily in the Performance Products business. As a result, the Company recorded accrued severance and shutdown costs of $4.3 million, substantially all of which had not been paid at December 31, 2002. The net effect of 2002 unit closing costs and the reversal of restructuring charges in 2001 to reflect $1.0 million in income in 2002 and to reflect a $7.8 million accrual at December 31, 2002.

11.   Securitization of Accounts Receivable

        On December 21, 2000, HI initiated an accounts receivable securitization program (the "HI A/R Securitization Program") under which it grants an undivided interest in certain of its trade receivables to a qualified off-balance sheet entity (the "Receivables Trust") at a discount. This undivided interest serves as security for the issuance of commercial paper and medium term notes by the Receivables Trust.

        At December 31, 2004 and December 31, 2003, the Receivables Trust had approximately $208.4 million and $198.4 million, respectively in U.S. dollar equivalents in medium term notes outstanding and approximately nil and $100 million, respectively in commercial paper outstanding. Under the terms of the agreements, HI and its subsidiaries continue to service the receivables in exchange for a 1% fee of the outstanding receivables, and HI is subject to recourse provisions.

        HI's retained interest in receivables (including servicing assets) subject to the HI A/R Securitization Program was approximately $337.8 million and $154 million as of December 31, 2004 and 2003, respectively. The value of the retained interest is subject to credit and interest rate risk. For the year ended December 31, 2004 and 2003, new sales of accounts receivable sold into the program totaled approximately $5,057.1 million and $4,132.0 million, respectively, and cash collections from receivables sold into the program that were reinvested totaled approximately $5,016.9 million and $4,135.6 million, respectively. Servicing fees received during the year ended December 31, 2004 and 2003 were approximately $5.5 million and $4.9 million, respectively.

        The Company incurs losses on the HI A/R Securitization Program for the discount on receivables sold into the program and fees and expenses associated with the program. The Company also retains responsibility for the economic gains and losses on forward contracts mandated by the terms of the program to hedge the currency exposures on the collateral supporting the off-balance sheet debt issued. Gains and losses on forward contracts included as a component of the loss on the program are a loss of $2.4 million and a loss of $24.6 million for the year ended December 31, 2004 and 2003, respectively. As of December 31, 2004 and December 31, 2003, the fair value of the open forward currency contracts was $0 million and $6.8 million, respectively, which is included as a component of the residual interest that is included as a component of trade receivables on the Company's balance sheet. On April 16, 2004, HI amended the commercial paper facility. Pursuant to the amendment, the maturity of the commercial paper facility was extended to March 31, 2007. In addition, the amendment permits the issuance of euro-denominated commercial paper.

        The key economic assumptions used in valuing the residual interest are presented below:

	December 31, 2004	December 31, 2003
Weighted average life (in months)	Approx. 1.5	Approx. 3
Credit losses (annual rate)	Less than 1%	Less than 1%
Discount rate (annual rate)	Approx. 1%	Approx. 2%

        A 10% and 20% adverse change in any of the key economic assumptions would not have a material impact on the fair value of the retained interest. Total receivables over 60 days past due as of December 31, 2004 and December 31, 2003 were $12.1 million and $15.6 million, respectively.

12.   Long-Term Debt

        Long-term debt outstanding as of December 31, 2004 and 2003 is as follows (dollars in millions):

	December 31,
	2004	2003
Huntsman LLC Debt, excluding HIH and HI:
Senior secured credit facilities:
Term Loan A	$—	$606.3
Term Loan B	715.0	459.0
Revolving facility	125.0	12.2
Other debt:
Huntsman LLC senior secured notes	451.1	450.5
Huntsman Polymers senior unsecured notes	—	36.8
Huntsman LLC senior unsecured fixed rate notes	300.0	—
Huntsman LLC senior unsecured floating rate notes	100.0	—
Huntsman LLC senior subordinated fixed rate notes	44.2	44.2
Huntsman LLC senior subordinated floating rate notes	15.1	15.1
Huntsman Specialty Chemicals Corporation subordinated note	101.2	99.7
Huntsman Australia Holdings Pty Ltd (HCA) credit facilities	43.2	44.5
Huntsman Corporation Chemical Company Australia (HCCA) credit facilities	16.0	48.7
Subordinated note and accrued interest—affiliate	40.9	35.5
Term note payable to a bank	9.0	9.5
Other	17.5	5.6

Total Huntsman LLC Debt, excluding HIH and HI	1,978.2	1,867.6
HI:
Senior secured credit facilities:
Term B loan	1,314.1	620.1
Term C loan	—	620.1
Revolving facility	—	22.0
Other debt:
Senior unsecured notes	456.0	457.1
Senior subordinated notes	1,242.0	1,169.8
Other long-term debt	42.6	38.0

Total HI debt	3,054.7	2,927.1
HIH:
Senior discount notes	494.7	434.6
Senior subordinated discount notes—affiliate	413.7	358.3
Total HIH debt	908.4	792.9
Total HIH consolidated debt	3,963.1	3,720.0

AdMat:
Senior secured notes	348.6	348.2
Other long-term debt	1.8	3.2

Total AdMat debt	350.4	351.4
HMP:
HMP Senior Secured Notes (Principal amount $537.3)(1)	411.9	329.4

Total HMP debt	411.9	329.4
Fair valued adjustment of HIH debt	9.6	—
Elimination of HIH Senior subordinated discount notes owned by HMP	(413.7)	(358.3)

Total debt	$6,299.5	$5,910.1

Current portion	$37.5	$137.1
Long-term portion—excluding affiliate	6,221.1	5,737.5

Total debt—excluding affiliate	6,258.6	5,874.6
Long-term debt—affiliate	40.9	35.5

Total debt	$6,299.5	$5,910.1

(1)
Excludes value attributable to the warrants issued in conjunction with the 15% senior secured discount notes due 2008 of HMP (the "HMP Senior Discount Notes").

  HMP Equity Holdings Corporation Debt (excluding Huntsman LLC, HI, HIH and AdMat)

        On May 9, 2003, the Company issued units consisting of the HMP Senior Discount Notes with an accreted value of $423.5 million and 875,000 warrants to purchase approximately 12% of the Company's common stock. Of the $423.5 million, $8.5 million was recorded to reflect a discount of 2%, $285.0 million has been recorded as the initial carrying value for the HMP Senior Discount Notes and $130.0 million was recorded as the carrying value of the warrants. The HMP Senior Discount Notes were issued with original issue discount for U.S. federal income tax purposes. The aggregate proceeds from the units were allocated to the HMP Senior Discount Notes and warrants based upon the relative fair value of each security. Interest on the HMP Senior Discount Notes is paid in kind. The effective interest rate based on the initial carrying value is 23.7%. The HMP Senior Discount Notes are secured by a first priority lien on the HIH Senior Subordinated Discount Notes, the 10% direct and 30% indirect equity interests held by the Company in HIH, the Company's common stock outstanding as of May 9, 2003, and the Company's equity interests in Huntsman LLC. The HMP Senior Discount Notes are redeemable beginning November 15, 2004 at stipulated redemption prices declining from 107.5% to 100% of accreted value by May 15, 2007. The HMP Senior Discount Notes contain certain restrictions including limits on the incurrence of debt, restricted payments, liens, transactions with affiliates, and merger and sales of assets. Management believes that the Company is in compliance with the covenants of the HMP Senior Discount Notes as of December 31, 2004. On February 28, 2005, Huntsman Corporation used proceeds from its initial public offering of common and preferred stock to redeem in full the HMP Senior Discount Notes at an accreted value of $550.0 million plus a redemption premium of $41.3 million.

        The Company issued 875,000 warrants in connection with the HMP Senior Discount Notes, each of which entitled the holder to purchase 2.8094 shares of the Company's common stock for an exercise price of $0.01 per share. On August 7, 2004, the Company completed a 10 for 1 reverse stock split which reduced the number of shares outstanding as of that date from 18,027,214 to 1,802,721. As a result of this reverse stock split, the holders of the warrants are now entitled to purchase 0.28094 shares for each warrant held at an exercise price of $0.10 per share. The warrants became separately transferable from the HMP Senior Discount Notes 180 days after issuance on May 9, 2003, and the warrants become exercisable on November 15, 2004. In certain events, the Company has the right to require the holders of the warrants to exercise or exchange them for other equity securities. The warrants expire on May 15, 2011. On December 23, 2003, the Company repurchased 14,145 warrants at a value of $1.3 million. As of December 31, 2004, there were 860,855 warrants outstanding. The aggregate number of shares of Huntsman Corporation common stock issuable to the warrant holders is 241,849. In connection with Huntsman Corporation's initial public offering, the Company gave notice to all holders of the outstanding warrants to purchase the Company's common stock that the Company is exercising its rights under the terms of the warrants to require all such warrants and any shares of the Company's common stock issued upon exercise of the warrants to be exchanged for newly issued shares of Huntsman Corporation's common stock. Under the terms of the warrants, an aggregate of approximately 16.9 million shares of Huntsman Corporation's common stock will be issued in exchange for the outstanding warrants and Company common stock issued under the warrants on March 14, 2005.

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

Huntsman LLC Debt (Excluding HIH and HI)

  Senior Secured Credit Facilities (HLLC Credit Facilities)

        Prior to the October 14, 2004 refinancing of Huntsman LLC's credit facilities described below, Huntsman LLC's senior secured credit facilities consisted of a $275 million revolving credit facility maturing in 2006 and two term loan facilities maturing in 2007 in the amount of $606.3 million and $96.1 million. On October 14, 2004, Huntsman LLC completed a $1,065 million refinancing of its senior secured credit facilities (as refinanced, the "HLLC Credit Facilities"). The HLLC Credit Facilities consist of a $350 million revolving credit facility due October 2009 (the "HLLC Revolving Facility") and a $715 million term loan B facility due March 2010 (the "HLLC Term Facility"). Proceeds of the refinancing were used to repay in full the outstanding borrowings under Huntsman LLC's prior senior secured credit facilities. The HLLC Term Facility has scheduled annual amortization payments of approximately $7 million, with the remaining balance due at maturity.

        The HLLC Revolving Facility is secured by a first priority lien on substantially all the current and intangible assets of Huntsman LLC and its domestic restricted subsidiaries; and is secured by a second priority lien on substantially all the property, plant and equipment of Huntsman LLC and its restricted domestic subsidiaries and its indirect equity interest in HIH. The HLLC Term Facility is secured by a first priority lien on substantially all of the property, plant and equipment of Huntsman LLC and its restricted domestic subsidiaries and its indirect equity interest in HIH; and by a second priority lien on substantially all of the current and intangible assets of Huntsman LLC and its restricted domestic subsidiaries. The HLLC Credit Facilities are also guaranteed by HSCHC and Huntsman Specialty and by Huntsman LLC's domestic restricted subsidiaries (collectively, the "HLLC Guarantors"). Neither HIH nor HI are restricted subsidiaries of Huntsman LLC or HLLC Guarantors.

        The HLLC Revolving Facility is subject to a borrowing base of accounts receivable and inventory and is available for general corporate purposes. Borrowings under the HLLC Revolving Facility bear interest, at Huntsman LLC's option, at a rate equal to (i) a LIBOR-based eurocurrency rate plus an applicable margin of 2.25%, or (ii) a prime-based rate plus an applicable margin of 1.25%. The HLLC Revolving Facility allows Huntsman LLC to borrow up to $50 million for letters of credit; however, the $350 million revolving credit facility is reduced dollar-for-dollar by any letters of credit outstanding.

        As of December 31, 2004 and 2003, the weighted average interest rates on the HLLC Credit Facilities were 5.8% and 7.3%, respectively, excluding the impact of interest rate hedges. As of December 31, 2004, the HLLC Revolving Facility and HLLC Term Facility bore interest at LIBOR plus 2.25% per year and LIBOR plus 3.50% per year, respectively. However, in accordance with the HLLC Term Facility agreement, as a result of the initial public offering by the Company and the amount of permanent reduction of indebtedness from the use of initial public offering proceeds at the HLLC restricted group, the HLLC Term Facility interest rate margin decreased to LIBOR plus 3.0% on March 1, 2005.

  Senior Secured Notes (HLLC Senior Secured Notes)

        On September 30, 2003, Huntsman LLC sold $380 million aggregate principal amount of 11.625% senior secured notes due October 15, 2010 at an issue price of 98.8% (the "September 2003 Offering"). On December 3, 2003, Huntsman LLC sold an additional $75.4 million aggregate principal amount of its senior secured notes (collectively with the notes sold in the September 2003 Offering, the "HLLC Senior Secured Notes") at an issue price of 99.5% (the "December 2003 Offering"). Interest on the HLLC Senior Secured Notes is payable semi-annually on April 15 and October 15. The effective interest rate is 11.9%. The HLLC Senior Secured Notes are effectively subordinated to all Huntsman

LLC's obligations under the HLLC Revolving Facility and rank pari passu with the HLLC Term Facility. The HLLC Senior Secured Notes are guaranteed by the HLLC Guarantors.

        The HLLC Senior Secured Notes are redeemable after October 15, 2007 at 105.813% of the principal amount thereof, declining ratably to par on and after October 15, 2009. At any time prior to October 15, 2006, Huntsman LLC may redeem up to 35% of the aggregate principal amount of the HLLC Senior Secured Notes at a redemption price of 111.625% with net cash proceeds of a qualified equity offering. As a result of the initial public offering by Huntsman Corporation, Huntsman LLC redeemed 35%, or approximately $159.4 million, of the aggregate principal amount on February 28, 2005 and paid a call premium of approximately $18.5 million. Following this partial redemption of the HLLC Senior Secured Notes on February 28, 2005, there remain approximately $296.0 million in aggregate principal amount outstanding.

        The indenture governing the HLLC Senior Secured Notes contains covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also requires Huntsman LLC to offer to repurchase the HLLC Secured Notes upon a change of control. Management believes that Huntsman LLC is in compliance with the covenants of the HLLC Secured Notes as of December 31, 2004.

  Senior Unsecured Notes (HLLC Senior Notes)

        On June 22, 2004, Huntsman LLC sold $300 million of senior unsecured fixed rate notes that bear interest at 11.5% and mature on July 15, 2012 (the "HLLC Unsecured Fixed Rate Notes") and $100 million of senior unsecured floating rate notes that bear interest at a rate equal to LIBOR plus 7.25% and mature on July 15, 2011 (the "HLLC Unsecured Floating Rate Notes," and together with the HLLC Unsecured Fixed Rate Notes, the "HLLC Senior Notes"). The interest rate on the HLLC Unsecured Floating Rate Notes as of December 31, 2004 was 9.3% before additional interest as discussed below. The proceeds from the offering were used to repay $362.9 million on Huntsman LLC's prior term loan B and $25 million to repay indebtedness at HCCA. See "—Other Debt" below. The HLLC Senior Notes are unsecured obligations of Huntsman LLC and are guaranteed by the HLLC Guarantors.

        The HLLC Unsecured Fixed Rate Notes are redeemable after July 15, 2008 at 105.75% of the principal amount thereof, declining ratably to par on and after July 15, 2010. The HLLC Unsecured Floating Rate Notes are redeemable after July 15, 2006 at 104.0% of the principal amount thereof, declining ratably to par on and after July 15, 2008. At any time prior to July 15, 2007, Huntsman LLC may redeem up to 40% of the aggregate principal amount of the HLLC Unsecured Fixed Rate Notes at a redemption price of 111.5% with proceeds of a qualified equity offering. At any time prior to July 15, 2006, Huntsman LLC may redeem up to 40% of the aggregate principal amount of the HLLC Unsecured Floating Rate Notes with the proceeds of a qualified equity offering at a redemption price equal to the par value plus LIBOR plus 7.25%. As a result of the Company's initial public offering, Huntsman LLC has issued notifications to redeem 34%, or approximately $102.0 million of combined aggregate principal amount on March 14 and March 17, 2005 with combined call premiums of approximately $11.7 million. Following this partial redemption of the HLLC Unsecured Fixed Rate Notes to be completed by March 17, 2005, there will remain approximately $198.0 million in aggregate principal amount of HLLC Unsecured Fixed Rate Notes outstanding.

        The indenture governing the HLLC Senior Notes contains covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also requires Huntsman LLC to offer to repurchase the HLLC Senior Notes upon a change of control. Management believes that Huntsman LLC is in compliance with the covenants of the HLLC Senior Notes as of December 31, 2004.

        Under the terms of a registration rights agreement among Huntsman LLC, the HLLC Guarantors and the initial purchasers of the HLLC Senior Notes, Huntsman LLC was required to file a registration statement relating to an exchange offer for the HLLC Senior Notes on or before November 19, 2004 (the "Filing Date"). Under the terms of the registration rights agreement, because Huntsman LLC did not file the registration statement by the Filing Date, it is required to pay additional interest on the HLLC Senior Notes at a rate of 0.25% per year for the first 90 day period following the Filing Date, and 0.50% per year for the second 90 day period following the Filing Date, which it is currently paying as of February 17, 2005. Huntsman LLC expects to file the registration statement during the second quarter of 2005.

  Senior Subordinated Fixed And Floating Rate Notes (HLLC Notes) And Huntsman Polymers Senior Unsecured Notes (Huntsman Polymers Notes)

        Huntsman LLC's 9.5% fixed and variable subordinated notes due 2007 (the "HLLC Notes") with an outstanding principal balance of $59.3 million as of December 31, 2004 are unsecured subordinated obligations of Huntsman LLC and are junior in right of payment to all existing and future secured or unsecured senior indebtedness of Huntsman LLC and effectively junior to any secured indebtedness of Huntsman LLC to the extent of the collateral securing such indebtedness. Interest is payable on the HLLC Notes semiannually on January 1 and July 1 at an annual rate of 9.5% on the fixed rate notes and LIBOR plus 3.25% on the floating rate notes. The HLLC Notes are redeemable at the option of Huntsman LLC after July 2002 at a price declining from 104.75% to 100% of par value as of July 1, 2005. The weighted average interest rate on the floating rate notes was 5.2% and 4.4% as of December 31, 2004 and 2003, respectively. As a result of previously executed amendments to the indentures, virtually all the restrictive covenants contained in the indentures have been eliminated.

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

  Other Debt

        Huntsman Specialty's subordinated note, in the aggregate principal amount of $75.0 million, accrued interest until April 15, 2002 at 7% per annum. Pursuant to the note agreement, effective April 15, 2002, all accrued interest was added to the principal of the note for a total principal amount of $106.6 million. Such principal balance will be payable in a single installment on April 15, 2008. Interest has been payable quarterly in cash, commencing July 15, 2002. For financial reporting purposes, the note was initially recorded at its estimated fair value of $58.2 million, based on prevailing market rates as of the effective date. As of December 31, 2004 and December 31, 2003, the unamortized discount on the note was $5.4 million and $6.9 million, respectively.

        Huntsman Corporation Australia Pty Ltd. ("HCA"), Huntsman LLC's indirect Australian subsidiary that holds its Australian surfactants assets, maintains credit facilities (the "HCA Facilities"). As of December 31, 2004, borrowings under the HCA Facilities totaled A$55.5 million ($43.2 million), which include A$42.9 million ($33.4 million) on the term loan facility and A$12.6 million ($9.8 million) on the revolving credit line. On August 31, 2004, HCA refinanced the previously existing debt facilities with an A$30.0 million ($23.4 million) revolving credit line supported by a borrowing base of eligible accounts receivable and inventory and an A$44.0 million ($34.2 million) term facility.

        Huntsman Chemical Company Australia Pty Ltd. ("HCCA") and certain Australian affiliates hold Huntsman LLC's Australian styrenics assets. On August 31, 2004, HCCA refinanced the previously existing debt facilities of HCCA with an A$30.0 million ($23.4 million) revolving credit line supported by a borrowing base of eligible accounts receivable (the "HCCA Facility"). As of December 31, 2004 borrowings under the HCCA Facility totaled A$20.6 million ($16.0 million).

        The HCA Facilities and the HCCA Facility are secured by a lien on substantially all their respective assets, bear interest at a rate of 2.9% above the Australian base rate, mature in August 2007 and are non-recourse to Huntsman LLC. As of December 31, 2004, the interest rate on the HCA Facilities and the HCCA Facility was 8.3%. On June 24, 2004, Huntsman LLC used $25 million of proceeds from the offering of the HLLC Senior Unsecured Notes to repay a portion of the previously existing debt facilities of HCCA. Management believes that HCA and HCCA are in compliance with the covenants of the HCA Facilities and the HCCA Facility as of December 31, 2004.

        On July 2, 2001, Huntsman LLC entered into a 15% note payable with an affiliated entity in the amount of $25.0 million (the "Affiliate Note"). The Affiliate Note is due and payable on the earlier of: (1) the tenth anniversary of the issuance date, or (2) the date of the repayment in full in cash of all indebtedness of Huntsman LLC under its senior secured credit facilities. Interest is not paid in cash, but is accrued at a designated effective rate of 15% per annum, compounded annually. As of December 31, 2004 and December 31, 2003, accrued interest added to the principal balance was $15.9 million and $10.5 million, respectively. On February 16, 2005, the Affiliate Note was satisfied in full from proceeds of the initial public offering completed by Huntsman Corporation.

        As of December 31, 2004, Huntsman LLC has $13.6 million outstanding on short term notes payable for financing a portion of its insurance premiums. Such notes have monthly scheduled amortization payments through April 1, 2005, bear interest at rates ranging from 3.65% to 4.0%, and are secured by unearned insurance premiums.

HI Debt

  Senior Secured Credit Facilities (HI Credit Facilities)

        As of December 31, 2004, HI had senior secured credit facilities (the "HI Credit Facilities") which consisted of a revolving loan facility of up to $375 million maturing in September 2008 (the "HI Revolving Facility"), which includes a $50 million multicurrency revolving loan facility available in euros, GBP Sterling and U.S. dollars, and a term loan B facility consisting of a $1,248.9 million term portion and a €47.8 million (approximately $65.2 million) term portion (the "HI Term Facility"). On July 13, 2004, HI amended and restated the HI Credit Facilities. Prior to the amendment and restatement, the HI Credit Facilities consisted of a $400 million revolving facility that was scheduled to mature on June 30, 2005, a $620.1 million term loan B facility that was scheduled to mature on June 30, 2007, and a $620.1 million term loan C facility that was scheduled to mature on June 30, 2008. At the closing of the amendment and restatement of the HI Credit Facilities on July 13, 2004, HI raised approximately $126.6 million of net proceeds from the issuance of additional term loan borrowings, of which $82.4 million was applied to repay all outstanding borrowings on the HI Revolving Facility and the balance, net of fees, increased cash and cash equivalents. The increase in cash and availability under the HI Revolving Facility is available for general corporate purposes and to provide a portion of funds for the construction of a polyethylene production facility at HI's Wilton, U.K. facility. Scheduled amortization of the HI Term Facility is approximately $13.3 million per annum, commencing June 30, 2006, with the remaining unpaid balance due at maturity. The maturity of the HI Term Facility is December 31, 2010; provided that the maturity will be accelerated to December 31, 2008 if HI has not refinanced all of the outstanding HI Senior Notes and the HI Subordinated Notes (as defined below) on or before December 31, 2008 on terms satisfactory to the administrative agent under the HI Credit Facilities.

        In compliance with applicable provisions in its credit facilities, on December 31, 2004, HI prepaid $59 million on the HI Term Facility as a result of excess cash flow. Such prepayment has been applied in accordance with the provisions of the HI Credit Facilities in such a manner that there will be no scheduled maturities under the HI Credit Facilities due until June 2006 and such that all remaining scheduled maturities under the HI Term Facility shall be reduced pro rata.

        Interest rates for the amended and restated HI Credit Facilities are based upon, at HI's option, either a eurocurrency rate (LIBOR) or a base rate (prime) plus the applicable spread. The applicable spreads vary based on a pricing grid, in the case of eurocurrency-based loans, from 2.25% to 3.25% per annum depending on the loan facility and whether specified conditions have been satisfied, and, in the case of base rate loans, from 1.00% to 2.00% per annum. As of December 31, 2004 and December 31, 2003 (which was prior to the amendment and restatement of the HI Credit Facilities), the average interest rates on the HI Credit Facilities were 5.0% and 5.6%, respectively, excluding the impact of interest rate hedges. On December 21, 2004, HI amended the HI Credit Facilities which amendment, among other things, reduced the applicable base (prime) rate margin for the term loan B dollar loans from a range of 1.75% to 2.00% to a range of 1.00% to 1.25% and reduced the applicable Eurocurrency (LIBOR) rate margin for the term loan B dollar loans from a range of 3.00% to 3.25% to a range of 2.25% to 2.50%.

        The HI Credit Facilities are secured by a first priority lien on substantially all the assets of HIH, its domestic subsidiaries and certain of HIH's foreign subsidiaries. The HI Credit Facilities are also guaranteed by HIH, HI's domestic subsidiaries and certain of its foreign subsidiaries (the "HI Guarantors").

        The HI Credit Facilities contain financial covenants including a minimum interest coverage ratio and a maximum debt to EBITDA ratio, as defined, and limits on capital expenditures. In addition to financial covenants, the HI Credit Facilities contain other customary covenants relating to the incurrence of debt, the purchase and sale of assets, limitations on investments, affiliate transactions, change in control provisions, events of default and acceleration provisions. Management believes that HI was in compliance with the covenants of the HI Credit Facilities as of December 31, 2004.

        The HI Credit Facility allows HI to borrow up to $100 million for letters of credit; however, the $375 million revolving credit facility is reduced dollar-for-dollar by any letters of credit outstanding. As of December 31, 2004, there were no loans outstanding on the HI Revolving Facility, and there were $7.4 million in letters of credit outstanding.

  HI Senior Notes and HI Senior Subordinated Notes

        In March 2002, HI sold $300 million aggregate principal amount of HI Senior Notes due 2009. On April 11, 2003, HI sold an additional $150 million aggregate principal amount of the HI Senior Notes at an issue price of 105.25%. Net proceeds from the sale of these notes were used to repay amounts outstanding under the HI Credit Facilities. The HI Senior Notes are unsecured obligations. Interest on the HI Senior Notes is payable semi-annually in March and September of each year. The HI Senior Notes are redeemable after March 1, 2006 at 104.937 of the principal amount thereof, declining ratably to par on and after March 1, 2008.

        On December 17, 2004, HI completed an offering of $175 million of its 7.375% senior subordinated notes due 2015 and €135 million of its 7.5% senior subordinated notes due 2015 (the "HI Senior Subordinated Notes due 2015"). HI used all of the net proceeds to redeem part of its outstanding 10.125% senior subordinated notes due 2009 (the "HI Senior Subordinated Notes due 2009" and, together with the HI Senior Subordinated Notes due 2015, the "HI Senior Subordinated Notes"). Prior to the partial redemptions of the HI Senior Subordinated Notes due 2009 discussed below, HI had outstanding $600 million and €450 million ($559.6 million, which includes $5.2 million of unamortized premium). The HI Senior Subordinated Notes due 2009 became redeemable on July 1, 2004 at 105.063% of the principal amount thereof, which declines ratably to par on and after July 1, 2007. In advance of the issuance of the HI Senior Subordinated Notes due 2015, HI gave notice that it would redeem $231 million and €77 million of Senior Subordinated Notes due 2009 on December 31, 2004 and $2.9 million and €1.0 million of Senior Subordinated Notes due 2009 on January 3, 2005. HI completed these redemptions as scheduled. In connection with these redemptions, HI paid approximately $17.0 million and $0.2 million in U.S. dollar equivalents in redemption premiums on December 31, 2004 and January 3, 2005, respectively.

        As of December 31, 2004, following the December 31, 2004 partial redemption of the HI Senior Subordinated Notes due 2009, HI has outstanding $369 million and €373 million of Senior Subordinated Notes due 2009 and $175 million and €135 million of Senior Subordinated Notes due 2015, for a combined total of $544 million and €508 million of Senior Subordinated Notes plus $5.3 million of unamortized premium. Following the January 3, 2005 partial redemption, HI has outstanding $366.1 million and €372 million of Senior Subordinated Notes due 2009 and $175 million and €135 million of Senior Subordinated Notes due 2015, for a combined total of $541.1 million and €507 million of Senior Subordinated Notes plus $5.3 million of unamortized premium. The $175 million and €135 million HI Senior Subordinated Notes due 2015 are redeemable on or after January 1, 2010 at 103.688% and 103.750%, respectively, of the principal amount thereof, which declines ratably to par on and after January 1, 2013. In addition, at any time prior to January 1, 2008, HI may redeem up to 40% of the aggregate principal amount of the $175 million and €135 million Senior Subordinated Notes due 2015 at redemption prices of 107.375% and 107.5% plus accrued and unpaid interest, respectively, with the net cash proceeds of a qualified equity offering. The HI Senior Subordinated Notes are unsecured and interest is payable semi-annually in January and July of each year.

        On December 10, 2004, HI entered into a cross-currency swap. The cross-currency swap requires HI to pay euros and receive U.S. dollars at the maturity date of January 1, 2010. The U.S. dollar notional amount is $175 million and bears interest at a fixed rate of 7.375%, payable semiannually on January 1 and July 1. The euro notional amount is approximately €132 million and bears interest at a blended fixed rate of approximately 6.63%, payable semiannually on January 1 and July 1.

        The HI Senior Notes and the HI Senior Subordinated Notes contain covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. They also contain a change of control provision requiring HI to offer to repurchase the HI Senior Notes and the HI Subordinated Notes upon a change of control. Management believes that HI was in compliance with the covenants of the HI Senior Notes and the HI Senior Subordinated Notes as of December 31, 2004.

  Other Debt

        HI maintains a $25 million multicurrency overdraft facility for its European subsidiaries (the "HI European Overdraft Facility"), all of which was available as of December 31, 2004. As of December 31, 2003, HI had approximately $7.5 million outstanding under the HI European Overdraft Facility included within trade payables. The HI European Overdraft Facility is used for daily working capital needs.

        Included within other debt is debt associated with one of HI's Chinese MDI joint ventures. In January 2003, HI entered into a joint venture agreement with Shanghai Chlor-Alkali Chemical Company, Ltd. to build MDI production facilities near Shanghai, China. HI owns 70% of Huntsman Polyurethanes Shanghai Ltd. (the "Consolidated Chinese Splitting JV"), which is a consolidated affiliate. On September 19, 2003, the Consolidated Chinese Splitting JV obtained secured financing for the construction of the production facilities, consisting of various committed loans in the aggregate amount of approximately $119 million in U.S. dollar equivalents. As of December 31, 2004, there were $8.0 million outstanding in U.S. dollar borrowings and 20.0 million in RMB borrowings ($2.4 million) under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. As of December 31, 2004, the interest rate for U.S. dollar borrowings was approximately 3.1% and 5.5% for RMB borrowings. The loans are secured by substantially all the assets of the Consolidated Chinese Splitting JV and will be repaid in 16 semi-annual installments, beginning no later than June 30, 2007. The financing is non-recourse to HI, but is guaranteed during the construction phase by affiliates of the Consolidated Chinese Splitting JV, including the Company, as the successor to Huntsman Holdings. The Company has unconditionally guaranteed 70% of any amounts due and unpaid by the Consolidated Chinese Splitting JV under the loans described above (except for the VAT facility, which is not guaranteed). The Company's guarantees remain in effect until the Consolidated Chinese Splitting JV has (i) commenced production of at least 70% of capacity for at least 30 days, and (ii) achieved a debt service cover ratio of at least 1.5:1.

  HIH Debt

  Senior Discount Notes and Senior Subordinated Discount Notes (HIH Discount Notes)

        On June 30, 1999, HIH issued senior discount notes ("HIH Senior Discount Notes") and senior subordinated discount notes (the "HIH Senior Subordinated Discount Notes" and, collectively with the HIH Senior Discount Notes, the "HIH Discount Notes") to ICI with initial stated values of $242.7 million and $265.3 million, respectively. The HIH Discount Notes are due December 31, 2009. Interest on the HIH Discount Notes is paid in kind. The effective interest rate is 13.4%. The HIH Discount Notes contain limits on the incurrence of debt, restricted payments, liens, transactions with affiliates, and merger and sales of assets. Management believes that HIH was in compliance with the covenants of the HIH Discount Notes as of December 31, 2004.

        Interest on the HIH Senior Discount Notes accrues at 13.375% per annum. The HIH Senior Discount Notes are redeemable after July 1, 2004 at 106.688% of the principal amount thereof, declining ratably to par on and after July 1, 2007. As a result of the Company's initial public offering, HIH redeemed 89.5% or approximately $452.3 million, of accreted value as of February 28, 2005 and paid call premiums of approximately $30.2 million. In order to make this partial redemption, HIH received a contribution of $447.5 million from the Company resulting from proceeds of the initial public offering and HIH received $35.0 million as a restricted payment made by HI in the form of a dividend. On March 14, 2005 HIH will redeem the remaining HIH Senior Discount Notes, in full, at an accreted value of approximately $53.4 million and it will pay call premiums of approximately $3.6 million. In order to make this redemption, HIH will receive a contribution from the Company resulting from proceeds of its initial public offering.

        The HIH Senior Subordinated Discount Notes have a stated rate of 8% that was reset to a market rate of 13.125% effective September 30, 2004. For financial reporting purposes, the HIH Senior Subordinated Discount Notes were initially recorded at their estimated fair value of $223 million based upon prevailing market rates at June 30, 1999. On December 31, 2001, the terms of the HIH Senior Subordinated Discount Notes were modified, resulting in a significant decrease in the present value of the debt and, as a result, the modification was treated effectively as an extinguishment and reissuance of the debt. The debt was recorded using a 16% interest rate, the estimated market rate for the debt as of December 20, 2001. The effective interest rate is 13.1%. In connection with the financial restructuring of Huntsman LLC on September 30, 2002, MatlinPatterson contributed its interest in the HIH Senior Subordinated Discount Notes to HMP. On May 9, 2003, HMP completed the purchase of the HIH Senior Subordinated Discount Notes from ICI. As of December 31, 2004, the HIH Senior Subordinated Discount Notes were held by HMP. On February 28, 2005, HMP contributed the HIH Senior Subordinated Discount Notes at an accreted value of $422.8 million to HIH in exchange for equity in HIH.

        As of December 31, 2004 and 2003, the HIH Senior Discount Notes included $251.9 million and $191.9 million of accrued interest, respectively. As of December 31, 2004, the HIH Senior Subordinated Discount Notes included $13.1 million of accrued interest since the September 30, 2004 reset date when $135.3 million of accrued interest was added to principal for a reset principal balance of

$400.6 million. As of December 31, 2003, the HIH Senior Subordinated Discount Notes included $112.3 million of accrued interest and $19.2 million of discount.

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

        The AdMat Revolving Credit Facility matures on June 30, 2007. Interest rates, at AdMat's option, are based upon either a eurocurrency rate (LIBOR) or a base rate (prime), plus an applicable spread. The applicable spreads vary based on a pricing grid. In the case of the eurocurrency based loans, spreads range from 3.0% to 4.5% per annum, depending on whether specified conditions have been satisfied, and, in the case of base rate loans, from 2.0% to 3.5% per annum. As of December 31, 2004, AdMat had nothing drawn on the AdMat Revolving Credit Facility and had approximately $10.1 million of letters of credit issued and outstanding under the AdMat Revolving Credit Facility.

        The AdMat Revolving Credit Facility contains covenants relating to incurrence of additional debt, purchase and sale of assets, limitations on investments, affiliate transactions, change in control and maintenance of certain financial ratios. The financial covenants include a leverage ratio, fixed charge coverage ratio and a limit on capital expenditures. The AdMat Revolving Credit Facility also limits the payment of dividends and distributions generally to the amount required by AdMat's members to pay income taxes. Management believes that AdMat is in compliance with the covenants of the AdMat Revolving Credit Facility as of December 31, 2004.

        There are no scheduled debt amortization payments on the AdMat Revolving Credit Facility until its maturity date.

        The AdMat Revolving Credit Facility allows AdMat to borrow up to $20 million for letters of credit; however, the $60 million revolving credit facility is reduced dollar-for-dollar by any letters of credit outstanding.

Senior Secured Notes (AdMat Senior Secured Notes)

        In connection with the AdMat Transaction, on June 30, 2003, AdMat issued $250 million of Fixed Rate Notes due 2010 and $100 million of Floating Rate Notes due 2008. The $250 million Fixed Rate Notes bear a fixed rate of interest of 11%, and the Floating Rate Notes bear interest at a rate per annum equal to LIBOR plus 8.0%, subject to a floor with respect to LIBOR of 2.0%. As of December 31, 2004, the interest rate on the Floating Rate Notes was 10%. Interest on the Floating Rate Notes resets semi-annually. The $100 million Floating Rate Notes were issued with an original issue discount of 2.0%, or for $98 million. The $2 million discount is being amortized to interest expense over the term of the Floating Rate Notes. Interest is payable on the AdMat Senior Secured Notes semiannually on January 15 and July 15 of each year. The effective interest rate on the AdMat

Floating Rate Notes was 10.3% for the year ended December 31, 2004, excluding the impact of additional interest discussed below.

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

        The indenture governing the AdMat Senior Secured Notes contains covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also contains a change of control provision requiring AdMat to offer to repurchase the AdMat Senior Secured Notes upon a change of control. Management believes that AdMat was in compliance with the covenants of the indenture as of December 31, 2004.

        Under the terms of a registration rights agreement among AdMat, the AdMat Guarantors and the initial purchasers of the AdMat Senior Secured Notes, AdMat was required to cause a registration statement relating to an exchange offer for the AdMat Senior Secured Notes to become effective on or before July 9, 2004 (the "Effectiveness Date") and to complete the exchange offer on or before August 23, 2004 (the "Completion Date"). Due to a delay in the completion of predecessor company prior period audited financial statements for certain of AdMat's subsidiaries, the registration statement did not become effective by the Effectiveness Date and the exchange offer was not completed by the Completion Date. Accordingly, under the registration rights agreement, AdMat was required to pay additional interest on the AdMat Senior Secured Notes at a rate of 0.25% per annum for the first 90 day period following the Effectiveness Date and 0.50% for the second 90-day period and is currently paying additional interest at a rate of 0.75% per year. Once the registration statement becomes effective, AdMat will be required to continue paying additional interest until the exchange offer is completed. AdMat filed an amended registration statement on December 22, 2004 and expects to file a second amended registration statement late in the first quarter of 2005. AdMat expects that the exchange offer will be completed approximately 30 days after the registration statement becomes effective.

        There are no scheduled debt amortization payments on the AdMat Senior Secured Notes until their maturity date.

  Other Debt

        As of December 31, 2004, AdMat had $1 million debt outstanding under credit facilities in Brazil. These facilities are primarily revolving credit lines that support the working capital needs of the business and the issuance of certain letters of credit and guarantees. A portion of the other debt is backed by letters of credit issued and outstanding under the AdMat Revolving Credit Facility.

  Maturities

        The scheduled maturities of the Company's debt, after giving effect to the repayment of debt from the proceeds of the initial public offering of the Company's common and preferred stock, are as follows (dollars in millions):

Year ended December 31:
2005	$37.5
2006	34.7
2007	134.3
2008	634.7
2009	1,991.7
Later Years	3,466.6

$6,299.5

13.   Derivative Instruments and Hedging Activities

        The Company is exposed to market risks, such as changes in interest rates, foreign exchange rates and commodity pricing risks. From time to time, the Company enters into transactions, including transactions involving derivative instruments, to manage interest rate exposure, but does not currently hedge for movements in commodities or foreign exchange rates. The Company manages interest rate exposure through a program designed to reduce the impact of fluctuations in variable interest rates and to meet the requirements of certain credit agreements.

Interest Rate Hedging

        Through the Company's borrowing activities, it is exposed to interest rate risk. Such risk arises due to the structure of the Company's debt portfolio, including the duration of the portfolio and the mix of fixed and floating interest rates. Actions taken to reduce interest rate risk include managing the mix and rate characteristics of various interest bearing liabilities as well as entering into interest rate swaps, collars and options.

        As of December 31, 2004 and 2003, the Company had entered into various types of interest rate contracts to manage its interest rate risk on its long-term debt as indicated below (dollars in millions):

	December 31, 2004	December 31, 2003
Pay fixed swaps
Notional amount	$184.3	$447.5
Fair value asset (liability)	(3.2)	(14.4)
Weighted average pay rate	4.44%	5.49%
Maturing	2005-2007	2004-2007
Interest rate collars
Notional amount	$—	$150.0
Fair value	—	(4.8)
Weighted average cap rate	—	7.00%
Weighted average floor rate	—	6.25%
Maturing	—	2004

        The Company purchases both interest rate swaps and interest rate collars to reduce the impact of changes in interest rates on its floating-rate long-term debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. The collars entitle the Company to receive from the counterparties (major banks) the amounts, if any, by which the Company's interest payments on certain of its floating-rate borrowings exceed a certain rate, and require the Company to pay to the counterparties (major banks) the amount, if any, by which the Company's interest payments on certain of its floating-rate borrowings are less than a certain rate.

        Interest rate contracts with a fair value of $3.2 million and $19.2 million were recorded as a component of other noncurrent liabilities as of December 31, 2004 and 2003, respectively. The fair value of cash flow hedges and interest rate contracts not designated as hedges are $2.0 million and 1.2 million as of December 31, 2004 and $13.0 million as of December 31, 2003. The changes in the fair value of cash flow hedges resulted in a $0.2 million decrease in interest expense, a $4.8 million decrease in interest expense and a $3.4 million increase in interest expense, and a $4.5 million decrease, a $12.4 million decrease, and a $3.5 million increase in other comprehensive income for the year ended December 31, 2004, 2003 and 2002 respectively. The changes in the fair value of interest rate contracts not designated as hedges resulted in a $4.9 million increase in expense and a $6.5 million decrease in interest expense and a $3.5 million increase in interest expense for the year ended December 31, 2004, 2003 and 2002 respectively.

        The Company is exposed to credit losses in the event of nonperformance by a counterparty to the derivative financial instruments. The Company anticipates, however, that the counterparties will be able to fully satisfy obligations under the contracts. Market risk arises from changes in interest rates.

Commodity Price Hedging

        As of December 31, 2004, there was $0.1 million included in other current assets and accrued liabilities related to cash flow commodity price hedging contracts recorded in other current assets and other comprehensive income.

        As of December 31, 2004 commodity price hedging contracts designated as fair value hedges are included in the balance sheet as $1.5 million in other current assets and $1.8 million decrease in inventory. As of December 31, 2003, there were no cash flow commodity price hedging contracts designated as fair value hedges are included in the balance sheet as an increase of $0.8 million to other current liabilities and an increase in inventory of $0.5 million.

        Commodity price contracts not designated as hedges are reflected in the balance sheet as $5.6 million and $1.8 million in other current assets and liabilities, respectively, as of December 31, 2004 and as $0.5 million and $0.3 million in other current assets and liabilities, respectively, as of December 31, 2003.

        During the year ended December 31, 2004, 2003 and 2002 the Company recorded an increase of $2.4 million, $1.2 million and $3.5 million, respectively, in cost of goods sold related to net gains and losses from settled contracts, net gains and losses in fair value price hedges, and the change in fair value on commodity price hedging contracts not designated as hedges.

Foreign Currency Rate Hedging

        The Company may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. These contracts are not designated as hedges for financial reporting purposes and are recorded at fair value. As of December 31, 2004 and 2003 and for the year ended December 31, 2004, 2003 and 2002 the fair value, change in fair value, and realized gains (losses) of outstanding foreign currency rate hedging contracts was not material.

Net Investment Hedging

        The Company has designated all of its euro-denominated debt as a hedge of its net investments in foreign operations. Currency effects of net investment hedges produced a loss of $45.2 million, a loss of $93.6 million, and loss of 95.9 million in other comprehensive income (loss) (foreign currency translation adjustments) for the year ended December 31, 2004, 2003, and 2002, respectively. As of December 31, 2004 and December 31, 2003, there was a cumulative net loss of approximately $171.5 million and $126.3 million, respectively.

        On December 10, 2004, the Company entered into a cross-currency swap. The cross-currency swap requires the Company to pay euros and receive U.S. dollars at the maturity date of January 1, 2010. The U.S. dollar notional amount is $175 million and bears interest at a fixed rate of 7.375%, payable semiannually on January 1 and July 1. The euro notional amount is approximately €132 million and bears interest at a blended fixed rate of approximately 6.63%, payable semiannually on January 1 and July 1. The Company has designated this cross-currency swap as a hedge of its net investment in euro-denominated operations.

14.   Operating Leases

        The Company leases certain railcars, aircraft, equipment and facilities under long-term lease agreements. The total expense recorded under operating lease agreements in the accompanying consolidated statements of operations is approximately $55.2 million, $38.4 million and $36.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        Future minimum lease payments under operating leases as of December 31, 2004 are as follows (dollars in millions):

Year ending December 31:
2005	$47.8
2006	40.5
2007	33.4
2008	27.2
2009	25.0
Thereafter	108.1

$282.0

15.   Income Taxes

        The following is a summary of U.S. and non-U.S. provisions for current and deferred income taxes (dollars in millions):

	For the Year ended December 31,
	2004	2003	2002
Income tax expense (benefit):
U.S.
Current	$11.1	$8.4	$8.1
Deferred	(2.2)	(12.8)	—
Non-U.S.
Current	24.3	26.0	0.4
Deferred	(62.3)	9.2	—

Total	$(29.1)	$30.8	$8.5

        The following schedule reconciles the differences between the United States federal income taxes at the United States statutory rate to the Company's provision (benefit) for income taxes (dollars in millions):

	For the Year ended December 31,
	2004	2003	2002
Loss before income tax	$(249.6)	$(290.5)	$(154.6)

Expected benefit at U.S. statutory rate of 35%	$(87.4)	$(101.7)	$(54.1)
Change resulting from:
State taxes (benefit) net of federal benefit	2.6	(5.6)	(4.6)
Effects of non-U.S. operations and tax rate differential	(37.4)	(1.5)	5.3
Equity method of accounting	—	5.2	14.9
Incremental U.S. tax on non-U.S. income	28.4	1.6	—
Cancellation of indebtedness income	—	—	73.8
Tax authority audits	2.3	3.6	22.9
Change in valuation allowance	72.5	124.8	(59.4)
Other-net	(10.1)	4.4	9.7

Total income tax (benefit) expense	$(29.1)	$30.8	$8.5

        The components of (losses) earnings from continuing operations before taxes were as follows (dollars in millions):

	For the Year ended December 31,
	2004	2003	2002
Loss before income taxes:
U.S.	$(163.2)	$(202.7)	$(154.2)
Non-U.S.	(86.4)	(87.8)	(0.4)

Total	$(249.6)	$(290.5)	$(154.6)

        Subsequent to the AdMat Transaction, substantially all non-U.S. operations of AdMat are treated as branches of the Company for U.S. income tax purposes and are, therefore, subject to both U.S. and non-U.S. income tax. The pre-tax income by jurisdictional location and the preceding analysis of the income tax provision by taxing jurisdiction may, therefore, not be directly related.

        Components of deferred income tax assets and liabilities are as follows (dollars in millions):

	December 31, 2004	December 31, 2003
Deferred income tax assets:
Net operating loss and AMT credit carryforwards	$1,217.8	$1,212.7
Employee benefits	96.3	65.1
Intangible assets	190.7	148.5
Other—net	55.0	58.6

Total	1,559.8	1,484.9

Deferred income tax liabilities:
Tax depreciation in excess of book depreciation	(889.5)	(1,000.9)
Other—net	(10.5)	(87.1)

Total	(900.0)	(1,088.0)

Net deferred tax asset before valuation allowance	659.8	396.9
Valuation allowance	(842.1)	(603.3)

Net deferred tax liability	$(182.3)	$(206.4)

Current tax asset	$11.9	$14.7
Current tax liability	(10.8)	(15.1)
Non-current tax asset	34.5	28.8
Non-current tax liability	(217.9)	(234.8)

Total	$(182.3)	$(206.4)

        As of December 31, 2004, the Company has U.S. Federal net operating loss carryforwards ("NOLs") of $1,352.9 million. The U.S. NOLs begin to expire in 2018 and fully expire in 2024. The Company also has NOLs of $2,240.0 million in various non-U.S. jurisdictions. While the majority of the non-U.S. NOLs have no expiration date, $353.7 million have a limited life and begin to expire in 2006.

        Included in the $2,240.0 million of non-U.S. NOLs is $1,122.7 million attributable to AdMat's Luxembourg entities. As of December 31, 2004, there is a valuation allowance of $318.5 million against these net tax-effected NOLs of $336.8 million. The Company is currently exploring initiatives that could result in the dissolution of these entities. The net operating loss carryforwards of these entities would be lost on dissolution.

        The Company has a valuation allowance against its entire U.S. and a material portion of its non-U.S. net deferred tax assets. A future valuation allowance reversal of $3.7 million will reduce goodwill and other non-current intangibles. During the year ended December 31, 2004, the Company reversed valuation allowances of $26.6 million, which were used to reduce non-current intangibles. Additionally, included in the deferred tax assets at December 31, 2004 is approximately $7.7 million of cumulative tax benefit related to equity transactions which will be credited to stockholder's equity when realized, after all other valuation allowances have been reversed.

        The Company and AdMat are subject to the "ownership change" rules of Section 382 of the Internal Revenue Code. Under these rules, the use of the NOLs by the Company and AdMat could be limited in tax periods following the date of the ownership change. Based upon the existence of significant tax "built-in income" items, the effect of the ownership change rules on the ability to utilize the NOLs is not anticipated to be material.

        During the twelve months ended December 31, 2004, included in the $37.4 million "Effects of non-U.S. operations and tax rate differential" above is approximately $28.3 million of non-recurring items including amounts associated with enacted changes in tax rates, the expiration of tax statute of limitations as well as the reversal of previously established contingency reserves.

        For non-U.S. entities that are not treated as branches for U.S. tax purposes, the Company does not provide for income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. The undistributed earnings of foreign subsidiaries that are deemed to be permanently invested were $30.0 million at December 31, 2004. It is not practicable to determine the unrecognized deferred tax liability on those earnings.

        As a matter of course, the Company's subsidiaries are regularly audited by various taxing authorities in both the U.S. and numerous non-U.S. jurisdictions. The Company believes adequate provision has been made for all outstanding issues for all open years.

16.   Other Comprehensive Income (Loss)

        Other comprehensive income consisted of the following (dollars in millions):

	December 31, 2004		December 31, 2003		HIH May 1, 2003	December 31, 2002
	Accumulated income (loss)	Income (loss)	Accumulated income (loss)	Income (loss)	Accumulated income (loss)	Accumulated income (loss)	Income (loss)
Foreign currency translation adjustments (net of investment hedges) and net of tax of $18.3 million as of both December 31, 2004 and 2003	$333.6	$67.1	$167.1	$193.3	$(13.2)	$(11.9)	$(8.5)
Unrealized loss on non-qualified plan investments	0.9	0.3	0.6	0.6	—	—	—
Unrealized loss on derivative instruments	(5.2)	8.3	(13.5)	13.9	(13.2)	(15.3)	(5.9)
Cumulative effect of accounting change	—	—	(1.1)	—	(1.1)
Minimum pension liability, net of tax of $14.2 million and $29.9 million as of December 31, 2004 and 2003, respectively	(152.1)	(5.7)	(95.2)	14.0	(87.5)	(22.0)	(17.2)
Minimum pension liability unconsolidated affiliate	(6.6)	(1.0)	(5.6)	(0.2)	(5.4)
Unrealized loss on securities	1.2	1.0	0.2	3.3	(2.8)
Other comprehensive income (loss) of minority interest	(74.4)	(73.9)	(0.5)	(0.5)	—	—	—
Other comprehensive income (loss) of unconsolidated affiliates	83.6	74.4	9.2	17.2	73.9	(81.9)	41.8

Total	$181.0	$70.5	$61.2	$241.6	$(49.3)	$(131.1)	$10.2

        Items of other comprehensive income of the Company and its consolidated affiliates have been recorded net of tax, with the exception of the SFAS No. 52 adjustments related to subsidiaries with earnings treated as permanently reinvested. The tax effect in other comprehensive income is determined based upon the jurisdiction in which the income or loss is recognized and is net of valuation allowances.

17.   Preferred and Common Stock

Preferred Stock

        On May 8, 2003, the Company amended its certificate of incorporation to eliminate the preferred stock. At that time, the preferred stock was surrendered. The classes of preferred stock of the Company were similar to those of Huntsman LLC prior to its conversion to a limited liability company.

The dividends and liquidation preferences on the Company's preferred stock accumulated from corresponding amounts of prior Huntsman Corporation stock.

        The components of preferred stock were as follows (dollars in millions):

	December 31, 2002
	Book Value	Liquidation Preference
Class A 8% cumulative convertible preferred stock—$0.01 per share par value: 30,869 shares issued and outstanding	$16.0	$51.1
Class B 8% cumulative convertible preferred stock—$0.01 per share par value: 72,000 shares issued and outstanding	72.0	111.9
Class C 12% cumulative convertible preferred stock—$0.01 per share par value: 8,000 shares issued and outstanding	8.0	9.9
Class D 15% cumulative preferred stock—$0.01 per share par value: 3,504 shares issued and outstanding	3.5	4.4

Total	$99.5	$177.3

        Each class of preferred stock had 7.5 million shares authorized as of December 31, 2004 and 2003. The Class A, C and D Preferred each had a liquidation preference of $1,000 per share plus the amount of all accrued but unpaid dividends, whether or not declared. The Class B Preferred had a liquidation preference of $1,000 per share plus an accrued dividend of $142.0274 per share plus the amount of all accrued but unpaid dividends, whether or not declared. The Class A, B, and C Preferred had voting rights and the right to be converted at the option of the shareholder into shares of common stock based upon a conversion ratio determined at the date of conversion. The conversion ratio would have been calculated based on the liquidation preference divided by the fair market value of the common stock determined by an appraiser at the date of conversion. The Company's Class D Preferred was non-voting and not convertible. All classes of preferred stock could have been redeemed by the Company at any time for an amount equal to the liquidation price, as defined above. During 2004, 2003 and 2002, no dividends on the preferred stock were declared. At December 31, 2004, the dividends in arrears were approximately $35.1 million, $39.9 million, $1.9 million, and $0.9 million on Class A, Class B, Class C, and Class D Preferred Stock, respectively.

Common Stock

        As of December 31, 2001, the Company's common stock had no par value, 50.0 million shares were authorized and 18.0 million shares were issued and outstanding. On September 30, 2002, the Company's common stock was effectively cancelled and reissued in connection with the formation of the Company. As of December 31, 2004 and 2003, the Company's common stock had $0.01 par value, 250.0 million shares were authorized and 18.0 million shares were issued and outstanding.

18.   Employee Benefit Plans

  Defined Benefit and Other Postretirement Benefit Plans

        The Company's employees participate in a trusteed, non-contributory defined benefit pension plan (the "Plan") that covers substantially all full-time U.S. employees of the Company. The Plan provides benefits based on years of service and final average salary. However, effective July 1, 2004, the existing Plan formula for employees not covered by a collective bargaining agreement was converted to a cash balance design. For represented employees, participation in the cash balance design is subject to the terms of negotiated contracts, and as of July 1, 2004, one collectively bargained unit had negotiated to participate. For participating employees, benefits accrued as of June 30, 2004 under the prior formula were converted to opening cash balance accounts. The new cash balance benefit formula provides annual pay credits from 4% to 12% of eligible pay, depending on age and service, plus accrued interest. Participants in the plan on July 1, 2004 may be eligible for additional annual pay credits from 1% to 8%, depending on their age and service as of that date, for up to five years. The conversion to the cash balance plan did not have a significant impact on the accrued benefit liability, the funded status or ongoing pension expense.

        The Company also sponsors two unfunded postretirement benefit plans other than pensions, which provide medical and life insurance benefits. In 2003, the health care trend rate used to measure the expected increase in the cost of benefits was assumed to be 10% decreasing to 5% after 2007.

        In May 2004, the FASB issued FASB Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The FSP provides accounting guidance for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") to a sponsor of a postretirement health care plan. On July 1, 2004 the Company adopted the provisions of FSP No. 106-2. The adoption of FSP No. 106-2 reduced the Company's non-pension postretirement accumulated benefit obligation by approximately $4.7 million, which has been recognized as a change in the Company's unrecognized actuarial gain/loss. The adoption of FSP No. 106-2 reduced the net periodic postretirement benefit cost recognized during the period ended December 31, 2004 by approximately $0.5 million.

        The following table sets forth the funded status of the plans and the amounts recognized in the consolidated balance sheets at December 31, 2004 and 2003 (dollars in millions):

	Defined Benefit Plans				Other Postretirement Benefit Plans
	2004		2003		2004		2003
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Benefit obligation at beginning of year	$483.2	$1,654.6	$337.3	$—	$140.8	$4.2	$111.4	$3.5
Service cost	19.0	45.1	14.2	27.2	3.3	—	3.3	—
Interest cost	30.8	86.9	26.0	46.6	7.5	0.3	8.2	0.2
Participant contributions	—	5.2	—	3.1	—	—	—	—
Plan amendments	(58.8)	(0.3)	0.1	0.2	—	—	(16.8)	—
Acquisitions of HI	—	—	84.3	1,401.1	—	—	16.2	—
Exchange rate changes	—		—	160.5	—	—	—	—
Settlements/transfers	—	(1.2)	—	—	—	—	—	—
Other	—	3.3	—	17.9	—	—	—	—
Curtailments	—	(1.3)	—	(1.3)	—	(0.1)	—	—
Special termination benefits	—	10.7	—	6.6	—	—	—	—
Actuarial (gain)/loss	39.1	285.7	41.8	26.6	(14.2)	0.3	26.7	0.9
Benefits paid	(23.7)	(67.9)	(20.5)	(33.9)	(10.5)	(0.4)	(8.2)	(0.4)

Benefit obligation at end of year	$489.6	$2,020.8	$483.2	$1,654.6	$126.9	$4.3	$140.8	$4.2

	Defined Benefit Plans				Other Postretirement Benefit Plans
	2004		2003		2004		2003
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in plan assets
Fair value of plan assets at beginning of year	$257.8	$1,345.1	$159.6	$—	$—	$—	$—	$—
Actual return on plan assets	34.9	149.3	49.0	88.5
Adjustments to opening value	—	(4.3)	—	—	—	—	—	—
Exchange rate changes	—	125.2	—	134.1	—	—	—	—
Acquisitions of HI	—	—	—	1,112.5	—	—	—	—
Participant contributions	—	5.2	—	3.1	—	—	—	—
Other	—	(2.3)	—	11.8	—	—	—	—
Administrative expenses	—	(0.8)	—	(0.7)	—	—	—	—
Company contributions	28.9	59.0	47.6	27.7	10.5	0.4	8.2	0.3
Settlements/Transfers	—	(1.1)	22.1	2.0
Benefits paid	(23.7)	(67.9)	(20.5)	(33.9)	(10.5)	(0.4)	(8.2)	(0.3)

Fair value of plan assets at end of year	$297.9	$1,607.4	$257.8	$1,345.1	$—	$—	$—	$—

Funded status
Funded status	$(191.7)	$(413.4)	$(225.4)	$(309.5)	$(126.9)	$(4.3)	$(140.8)	$(4.2)
Unrecognized net actuarial (gain)/loss	119.7	3.3	98.1	3.9	59.3	1.1	77.0	1.2
Unrecognized prior service (credit) cost	(52.3)	552.3	7.5	426.7	(17.8)	—	(19.7)	—
Unrecognized net transition obligation	3.9	5.6	5.0	6.4	—	0.2	—	0.2

Accrued benefit cost	$(120.4)	$147.8	$(114.8)	$127.5	$(85.4)	$(3.0)	$(83.5)	$(2.8)

Amounts recognized in balance sheet:
Accrued benefit cost recognized in accrued liabilities and other noncurrent liabilities	$(173.6)	$(241.1)	$(150.3)	$(216.7)	$(85.4)	$(3.0)	$(83.5)	$(2.8)
Prepaid pension cost	0.8	266.4	0.6	235.2	—	—	—	—
Intangible asset	4.1	4.5	12.8	6.0	—	—	—	—
Accumulated other comprehensive Income	48.3	118.0	22.1	103.0	—	—	—	—

Accrued benefit cost	$(120.4)	$147.8	$(114.8)	$127.5	$(85.4)	$(3.0)	$(83.5)	$(2.8)

        Components of the net periodic benefit costs for the years ended December 31, 2004, 2003 and 2002 are as follows (dollars in millions):

	Defined Benefit Plans					Other Postretirement Benefit Plans
	U.S. plans			Non U.S. plans	Non U.S. plans	U.S. plans			Non U.S. plans	Non U.S. plans
	2004	2003	2002	2004	2003	2004	2003	2002	2004	2003
Service cost	$19.0	$14.2	$10.5	$45.1	$27.2	$3.3	$3.3	$2.6	$ $
Interest cost	30.8	26.0	21.8	86.9	46.6	7.5	8.2	7.2	0.3	0.2
Expected return on assets	(22.1)	(18.1)	(15.5)	(96.4)	(49.0)	—	—	—	—	—
Amortization of transition obligation	1.1	1.1	1.1	0.7	0.6	—	0.0	0.1	—	—
Amortization of prior service cost	0.9	0.9	0.9	0.5	0.4	(1.9)	(0.3)	(0.2)	—	—
Amortization of actuarial (gain)/loss	4.7	0.9	0.4	20.2	15.1	3.5	2.8	2.0	0.1	0.1

Net periodic benefit cost	$34.4	$25.0	$19.2	$57.0	$40.9	$12.4	$14.0	$11.7	$0.4	$0.3

        The following assumptions were used in the above calculations:

	Defined Benefit Plans					Other Postretirement Benefit Plans
	U.S. plans			Non U.S. plans	Non U.S. plans	U.S. plans			Non U.S. plans	Non U.S. plans
	2004	2003	2002	2004	2003	2004	2003	2002	2004	2003
Weighted-average assumptions as of December 31:
Discount rate	6.00%	6.75%	6.75%	5.30%	5.49%	5.75%	6.00%	6.75%	6.25%	6.25%
Expected return on plan assets	8.25%	8.25%	8.25%	7.11%	7.29%	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	3.58%	3.76%	4.00%	4.00%	4.00%	4.06%	3.76%

        The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the defined benefit plans with accumulated benefit obligations in excess of plan assets were as follows (dollars in millions):

	U.S. plans		Non U.S. Plans
	2004	2003	2004	2003
Projected benefit obligation	$489.6	$483.2	$2,020.8	$1,654.6
Accumulated benefit obligation	468.1	402.6	1,645.3	1,370.2
Fair value of plan assets	297.9	257.8	1,607.4	1,345.1

        Expected future contributions and benefit payments are as follows for the U.S. plans (dollars in millions):

	Defined Benefit Plans	Other Postretirement Benefit Plans
2005 expected employer contributions:
To plan trusts	$27.6	$10.6
To plan participants	4.1
Expected benefit payments:
2005	22.9	10.6
2006	24.3	10.5
2007	26.4	10.5
2008	28.6	10.5
2009	30.6	10.4
2010-2014	195.7	52.1

        Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. A one-percent-point change in assumed health care cost trend rates would have the following effects (dollars in millions):

Asset category	One- Percentage- Point Increase	One- Percentage- Point Decrease
Effect on total of service and interest cost	$1.5	$(1.2)
Effect on postretirement benefit obligation	$11.4	$(9.9)

        The asset allocation for the Company's pension plans at the end of 2004 and the target allocation for 2005, by asset category, follows. The fair value of plan assets for these plans was $1,905.3 million at the end of 2004. Based upon historical returns, the expectations of the Company's investment committee and outside advisors, the expected long term rate of return on these assets is estimated to be between 7.11% to 8.25%.

Asset category	Target Allocation 2005	Allocation at December 31, 2004	Allocation at December 31, 2003
Large Cap Equities	25%-35%	29%	28%
Small/Mid Cap Equities	15%-25%	22%	21%
International Equities	10%-20%	16%	15%
Fixed Income	15%-25%	18%	19%
Real Estate/Other	10%-20%	14%	5%
Cash	0%-5%	1%	12%

Total U.S. pension plans		100%	100%

Equities	59%	61%	59%
Fixed Income	37%	34%	35%
Real estate	3%	3%	4%
Cash	1%	2%	2%

Total non-U.S. pension plans		100%	100%

        Equity securities in the Company's pension plans did not include any equity securities of the Company or its affiliates at the end of 2004.

        The Company's pension plan assets are managed by outside investment managers; assets are rebalanced based upon market opportunities and the consideration of transactions costs. The Company's strategy with respect to pension assets is to pursue an investment plan that, over the long term is expected to protect the funded status of the plan, enhance the real purchasing power of plan assets, and not threaten the plan's ability to meet currently committed obligations.

  Defined Contribution Plans

        The Company has a money purchase pension plan covering substantially all of its domestic employees who have completed at least two years of service. Employer contributions are made based on a percentage of employees' earnings (ranging up to 8%).

        The Company also has a salary deferral plan covering substantially all domestic employees. Plan participants may elect to make voluntary contributions to this plan up to a specified amount of their compensation. The Company contributes an amount equal to one-half of the participant's contribution, not to exceed 2% of the participant's compensation.

        The Company's total combined expense for the above defined contribution plans for the years ended December 31, 2004, 2003, and 2002 was approximately $20.7 million, $12.8 million, $11.9 million, respectively.

  Supplemental Salary Deferral Plan and Supplemental Executive Retirement Plan

        Effective January 1, 2003, the Company created the Huntsman Supplemental Savings Plan ("SSP"). This is a non-qualified plan covering key management employees of Huntsman LLC and its participating affiliates. This plan allows participants to defer amounts that would otherwise be paid as compensation. The participant can defer up to 50% of their salary and up to 82% of their bonus each year. This plan also provides benefits that would be provided under the Huntsman Salary Deferral Plan if that plan were not subject to legal limits on the amount of contributions that can be allocated to an individual in a single year.

        During the year ended December 31 2004, 2003 and 2002, the Company expensed $0.5 million, $1.1 million and $0.4 million for the SSP and the SERP, respectively.

  Equity Appreciation Rights Plan

        Under the terms of the Equity Appreciation Rights Plan, the Company grants equity appreciation rights ("EARs") to key management employees. The EARs vest at a rate of 25% per year, beginning with the first anniversary of the date of grant and can be exercised anytime within ten years of the date of grant. During the year ended December 31, 2001, 1,065,700 EARs were granted to employees. No awards were subsequently granted. The EARs entitle the employees to receive an amount equal to the increase in the value of a phantom share of Company stock since the date of the grant multiplied by the number of rights granted. There is no right under the EARs to receive any form of stock or equity interest in the Company or any other entity. Compensation expense is recorded for the increase in the value of the rights. No compensation expense was recorded for the years ended December 31, 2004, 2003 or 2002.

        As of January 18, 2005, all of the EARs have been cancelled.

  Stock-based Incentive Plan

        In connection with the initial public offering of Huntsman Corporation's common and preferred stock on February 16, 2005, the Company adopted the Huntsman Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards ("Awards") to the Company's employees, directors and consultants and to employees and consultants of the Company's subsidiaries, provided that incentive stock options may be granted solely to employees. A maximum of 21,590,909 shares of common stock may be delivered pursuant to the Awards under the Stock Incentive Plan.

        In connection with the initial public offering on February 16, 2005, the Company granted to certain of its employees options to purchase an aggregate of 2,372,740 shares of Huntsman Corporation's common stock at an exercise price of $23 per share. These options vest one-third on each of the first, second and third anniversaries of the date of grant. The options will expire on the tenth anniversary of the date of grant.

        Also in connection with the initial public offering on February 16, 2005, the Company granted an aggregate of 749,513 shares of Huntsman Corporation's restricted stock to certain of its employees. The restrictions will lapse with respect to one-third of the restricted shares on each of the first, second and third anniversaries of the date of grant. In connection with the issuance of these shares of restricted stock, the Company expects to recognize compensation expense of approximately $5.7 million annually over the vesting period.

  International Plans

        International employees are covered by various post employment arrangements consistent with local practices and regulations. Such obligations are included in the consolidated financial statements in other long-term liabilities.

19.   Related Party Transactions

        The accompanying consolidated financial statements of the Company include the following balances not otherwise disclosed with affiliates of the Company (dollars in millions):

	December 31, 2004	December 31, 2003
Trade receivables:
Other unconsolidated affiliates	$9.4	$11.5
Other accounts payable:
Other unconsolidated affiliates	35.7	25.2

        Huntsman LLC shares services and resources with HIH and its subsidiaries. In accordance with various agreements with HIH, Huntsman LLC provides management and operating services and supplies certain raw materials. The accompanying consolidated financial statements of the Company include the following transactions not otherwise disclosed with affiliates, officers and employees of the Company (dollars in millions):

	Year ended December 31,
	2004	2003	2002
Sales to:
HIH	$—	$76.3	$162.1
Other unconsolidated affiliates	47.6	14.4	4.1
Inventory purchases from—
HIH	—	53.0	57.7
Other unconsolidated affiliates	403.9	261.4	—
Operating expenses allocated (to)/from:
HIH	—	(22.3)	(64.5)
Other affiliates	—	—	2.4

        The Company has agreed with the Jon and Karen Huntsman Foundation, a private charitable foundation established by Jon. M. and Karen H. Huntsman to further the charitable interests of the Huntsman family, that it will donate its Salt Lake City office building and its option to acquire an adjacent undeveloped parcel of land to the foundation free of debt. The Company has agreed to complete this donation on the earlier of November 30, 2009 or the date on which it occupies less than 20% of the two main floors of the Salt Lake City office building. Under certain circumstances, after the Company makes this donation it will have the right, but not the obligation, to lease space in the Salt Lake City office building from the foundation.

20.   Commitments and Contingencies

  Purchase Commitments

        The Company has various purchase commitments extending through 2023 for materials and supplies entered into in the ordinary course of business. The purchase commitments are contracts that require minimum volume purchases. Certain contracts allow for changes in minimum required purchases volumes in the event of a temporary or permanent shutdown of a facility. The contractual purchase price for substantially all of these contracts require minimum payments, even if no volume is purchased. These contracts approximate $157 million in 2005, decreasing to approximately $26 million after 2008. Historically, the Company has not made any minimum payments under its take or pay contracts.

  Legal Matters

        The Company has settled certain claims relating to discoloration of unplasticized polyvinyl chloride products allegedly caused by its titanium dioxide ("Discoloration Claims") during and prior to the second quarter of 2004. Substantially all of the titanium dioxide that was the subject of these claims was manufactured prior to the Company's acquisition of its titanium dioxide business from ICI in 1999. Net of amounts it has received from insurers and pursuant to contracts of indemnity, the Company has paid approximately £8 million ($14.9 million) in costs and settlement amounts for Discoloration Claims as of December 31, 2004.

        The following table presents information about the number of Discoloration Claims for the periods indicated. Claims include all claims for which service has been received by the Company, and each such claim represents a plaintiff who is pursuing a claim against the Company.

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Claims filed during period	1	1	0
Claims resolved during period	2	2	0
Claims unresolved at end of period	3	4	5

        The five Discoloration Claims unresolved at the end of 2002 included three claims that did not quantify monetary damages and two claims asserting aggregate damages of approximately $4.5 million. During the year ended December 31, 2003, the Company settled claims for approximately $77.7 million, all of which was paid by the Company's insurers or ICI. The four Discoloration Claims unresolved at the end of 2003 included two claims that did not quantify monetary damages and two claims asserting aggregate damages of approximately $4.5 million. During the year ended December 31, 2004, the Company settled claims for approximately $45.3 million, approximately $30.4 million of which was paid by its insurers or ICI and approximately $14.9 million of which was paid by the Company. During 2004, the Company recorded charges of $15.1 million relating to Discoloration Claims. The three Discoloration Claims unresolved on December 31, 2004 asserted aggregate damages of approximately $6.7 million. A liability has been accrued for these Discoloration Claims. In March 2005, one of these Discoloration Claims was amended to assert additional damages of approximately $56 million. Based on the Company's understanding of the merits of this claim and its rights under contracts of indemnity and insurance, the Company does not believe that the net impact on its financial condition, results of operations or liquidity will be material.

        While additional Discoloration Claims may be made in the future, the Company cannot reasonably estimate the amount of loss related to such claims. Although the Company may incur additional costs as a result of future claims (including settlement costs), based on its history with Discoloration Claims to date, the fact that substantially all of the titanium dioxide that has been the subject of these Discoloration Claims was manufactured and sold more than five years ago, and the fact that it has rights under contract to indemnity, including from ICI, the Company does not believe that any unasserted possible Discoloration Claims, if any, will have a material impact on its financial condition, results of operations or liquidity. Based on this conclusion and the Company's inability to reasonably estimate its expected costs with respect to these unasserted possible claims, the Company has made no accruals in its financial statements as of December 31, 2004 for costs associated with unasserted possible Discoloration Claims, if any.

        Certain insurers have denied coverage with respect to certain Discoloration Claims. The Company brought suit against these insurers to recover the amounts it believes are due to it. The court found in favor of the insurers, and the Company lodged an application for leave to appeal that decision. Leave to appeal was granted in December 2004. The Company expects the appeal to be heard during the third quarter of 2005.

        Vantico concluded that certain of the products of its former Electronics division may have infringed patents owned by Taiyo and it entered into a license agreement in October 2001 with Taiyo to obtain the right to use the Taiyo patents. This license agreement required payment of approximately $4.2 million in back royalties and agreement to pay periodic royalties for future use. The Company believes that Ciba Specialty Chemicals Holdings Inc. ("Ciba") is liable under the indemnity provisions of certain agreements in connection with the leveraged buy out transaction in 2000 involving Ciba and Vantico for certain payments made under the license agreement and related costs and expenses, and the Company initiated an arbitration proceeding against Ciba. In July 2004, the Company entered into a settlement agreement with Ciba with respect to this matter. In general, the settlement agreement provided that Ciba would pay the Company $10.9 million in 2004 and provide it with approximately $11 million of credits over the next five years against payments for certain services provided by Ciba at one of the Company's Advanced Materials facilities. The Company received additional consideration in the form of modifications to certain agreements between the Company's Advanced Materials business and Ciba. In August 2004, the Company received payment of the $10.9 million settlement. As of December 31, 2004, the Company has incurred approximately $2.2 million in costs in connection with the arbitration proceedings against Ciba.

        The Company is a party to various lawsuits brought by persons alleging personal injuries and/or property damage based upon alleged exposure to toxic air emissions. For example, since June 2003, a number of lawsuits have been filed in state district court in Jefferson County, Texas against several local chemical plants and refineries, including the Company's subsidiary, Huntsman Petrochemical Corporation. Generally, these lawsuits allege that the refineries and chemical plants located in the vicinity of the plaintiffs' homes discharged chemicals into the air that interfere with use and enjoyment of property and cause health problems and/or property damages. None of these lawsuits includes the amount of damages being sought. Because these cases are still in the initial stages, the Company does not have sufficient information at the present time to estimate the amount or range of reasonably possible loss. The following table presents information about the number of claims asserting damages based upon alleged exposure to toxic air emissions for the periods indicated. Claims include all claims for which service has been received by the Company, and each such claim represents a plaintiff who is pursuing a claim against it.

	Year ended December 31, 2004	Year ended December 31, 2003
Claims filed during period	153	721
Claims resolved during period	51	0
Claims unresolved at end of period	823	721

        The Company believe that the Company has valid defenses to these claims and, to the extent that it is not able to otherwise reach an appropriate resolution of these claims, the Company intends to defend them vigorously.

        In addition, the Company has been named as a "premises defendant" in a number of asbestos exposure cases, typically a claim by a non-employee of exposure to asbestos while at a facility. These cases typically involve multiple plaintiffs bringing actions against multiple defendants, and the complaint does not indicate which plaintiffs are making claims against which defendants, where or how the alleged injuries occurred, or what injuries each plaintiff claims. These facts, which are central to any estimate of probable loss, can be learned only through discovery.

        Where the alleged exposure occurred prior to the Company's ownership or operation of the relevant "premises," the prior owners and operators generally have contractually agreed to retain liability for, and to indemnify the Company against, asbestos exposure claims. This indemnification is not subject to any time or dollar amount limitations. Upon service of a complaint in one of these cases, the Company tendered it to the prior owner or operator. None of the complaints in these cases state the amount of damages being sought. The prior owner or operator accepts responsibility for the conduct of the defense of the cases and payment of any amounts due to the claimants. In the Company's ten-year experience with tendering these cases, the Company has not made any payment with respect to any tendered asbestos cases. The Company believes that the prior owners or operators have the intention and ability to continue to honor their indemnities, although the Company cannot provide assurance that they will continue to do so or that the Company will not be liable for these cases if they do not.

        The following table presents for the periods indicated certain information about cases for which service has been received that the Company has tendered to the prior owner or operator, all of which have been accepted.

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Tendered during the period	82	91	70
Resolved during the period	65	51	46
Unresolved at end of the period	360	343	303

The Company has never made any payments with respect to these cases. As of December 31, 2004, the Company had an accrued liability of $12.5 million relating to these cases and a corresponding receivable of $12.5 million relating to the Company's indemnity protection with respect to these cases. The Company cannot assure you that its liability will not exceed its accruals or that its liability associated with these cases would not be material to its financial condition, results of operations or liquidity.

        Certain cases in which the Company is a "premises defendant" are not subject to indemnification by prior owners or operators. The following table presents for the periods indicated certain information about these cases. Cases include all cases for which service has been received by the Company.

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Filed during period	22	28	15
Resolved during period	39	6	2
Unresolved at end of period	31	48	26

The Company paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of approximately $1.1 million in 2002, approximately $0.25 million in 2003 and approximately $0.9 million in 2004.

        As of December 31, 2004, the Company had accrued reserves of $0.9 million relating to three of these 31 cases. The Company cannot assure you that its liability will not exceed its accruals or that its liability associated with these cases would not be material to its financial condition, results of operations or liquidity.

        The Company is a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, the Company does not believe that the outcome of any of these matters will have a material adverse effect on its financial condition, results of operations or liquidity.

21.   Fair Value of Financial Instruments

	As of December 31,
	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in Millions)
Non-qualified employee benefit plan investments	$4.3	$4.3	$2.7	$2.7
Long-term debt	6,299.5	6,820.2	5,910.1	6,142.7
Notes receivable from affiliates	—	—	25.3	25.3

  Long-Term Debt and Notes Receivable from Affiliates

        Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange.

  Other Financial Instruments

        The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

        The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2004 and 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

22.   Environmental, Health and Safety Matters

  General

        The Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, the Company is subject to frequent environmental inspections and monitoring and occasional investigations by governmental enforcement authorities. In addition, the Company's production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability. Moreover, changes in environmental regulations could inhibit or interrupt the Company's operations, or require it to modify its facilities or operations. Accordingly, environmental or regulatory matters may cause the Company to incur significant unanticipated losses, costs or liabilities.

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

  EHS Capital Expenditures

        The Company may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the years ended December 31, 2004, 2003 and 2002, the Company's capital expenditures for EHS matters totaled $55.4 million, $47.8 million and $30.3 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, the Company cannot provide assurance that its recent expenditures will be indicative of future amounts required under EHS laws.

  Governmental Enforcement Proceedings

        On occasion, the Company receives notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable EHS law. By way of example, the Company is aware of the individual matters set out below, which it believes to be the most significant presently pending matters and unasserted claims. Although the Company may incur costs or penalties in connection with the governmental proceedings discussed below, based on currently available information and its past experience, the Company believes that the ultimate resolution of these matters will not have a material impact on its results of operations, financial position or liquidity.

        In May 2003, the State of Texas settled an air enforcement case with the Company relating to its Port Arthur plant. Under the settlement, the Company is required to pay a civil penalty of $7.5 million over more than four years, undertake environmental monitoring projects totaling about $1.5 million in costs, and pay $375,000 in attorney's fees to the Texas Attorney General. As of December 31, 2004, the Company has paid $1.8 million toward the penalty and $375,000 for the attorney's fees. The monitoring projects are underway and on schedule. The Company does not anticipate that this settlement will have a material adverse effect on its results of operations, financial position or liquidity.

        In the third quarter of 2004, the Company's Jefferson County, Texas facilities received notification from the Texas Commission on Environmental Quality ("TCEQ") of potential air emission violations relating to the operation of cooling towers at two of its plants, alleged nuisance odors, and alleged upset air emissions. The Company has investigated the allegations and responded in writing to TCEQ. TCEQ has proposed a penalty of $9,300 for the alleged nuisance odor violations, $174,219 for the alleged upset violations and $83,250 for the alleged cooling tower violations. Negotiations are anticipated between the Company and TCEQ with respect to the resolution of these alleged violations. The Company does not believe that the final cost to resolve these matters will be material.

        The Company's subsidiary Huntsman Advanced Materials (U.K.) Ltd is tentatively scheduled to appear in Magistrates Court in the U.K. in July 2005 with regard to charges filed following an investigation by the U.K. Health and Safety Executive. The charges arise from alleged failures to follow applicable regulations for the management of asbestos contamination caused by construction activity at the Duxford, U.K. Advanced Materials facility between November 2002 and January 2003. The

Company believes that some or all of the alleged violations arise from conduct by a third party contractor occurring before the Company assumed responsibility for the Duxford facility. The Company's subsidiary has been in discussions with the prosecution in an effort to settle this matter. As a result, the Company's subsidiary has entered pleas of guilty to two of the five charges, and the prosecution has agreed to drop the remaining three. The Company expects that a monetary fine will be imposed with regard to the two charges on which pleas were entered. Based on penalties imposed in the United Kingdom for similar alleged violations by other companies, the Company does not believe this matter will result in the imposition of costs material to its results of operations, financial position or liquidity.

        By letter dated November 29, 2004, the TCEQ notified the Company that it intends to pursue an enforcement action as a result of approximately 25 separate upset emission events occurring at the Company's Port Arthur facility between August 2003 and September 2004. TCEQ alleges that each upset event is a separate violation of its air emission rules. TCEQ has not yet proposed a penalty associated with these alleged violations. In a similar vein, the TCEQ issued a Notice of Enforcement to the Company on February 16, 2005 for alleged violations at the Company's Port Neches plants arising out of upset emission events on various dates in 2004. TCEQ has not yet proposed a penalty in this second matter, although the Company anticipates that it will. The Company will seek to negotiate a settlement with TCEQ on all of the alleged violations. The Company does not believe that the resolution of these matters will result in the imposition of costs material to its results of operations, financial position or liquidity.

        See "—Legal Proceedings" for a discussion of environmental lawsuits brought by private party plaintiffs.

  Remediation Liabilities

        The Company has incurred, and it may in the future incur, liability to investigate and clean up waste or contamination at its current or former facilities or facilities operated by third parties at which it may have disposed of waste or other materials. Similarly, the Company may incur costs for the cleanup of wastes that were disposed of prior to the purchase of the Company's businesses. Under some circumstances, the scope of the Company's liability may extend to damages to natural resources. Specifically, under the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state laws, a current or former owner or operator of real property may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. In addition, under the U.S. Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and similar state laws, the Company may be required to remediate contamination originating from its properties as a condition to its hazardous waste permit. For example, the Company's Odessa, Port Arthur, and Port Neches facilities in Texas are the subject of ongoing remediation requirements under RCRA authority. In many cases, the Company's potential liability arising from historical contamination is based on operations and other events occurring prior to the Company's ownership of the relevant facility. In these situations, the Company frequently obtained an indemnity agreement from the prior owner addressing remediation liabilities arising from pre-closing conditions. The Company has successfully exercised its rights under these contractual covenants for a number of sites, and where applicable, mitigated its ultimate remediation liability. The Company cannot provide assurance, however, that all of such matters will be subject to indemnity or that its existing indemnities will be sufficient to cover its liabilities for such matters.

        Some of the Company's manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. The Company is aware of soil, groundwater and surface water contamination from past operations at some of its sites, and it may find contamination at other sites in the future. For example, the Company is aware that there is significant contamination, largely related to a landfill and lagoons, at its McIntosh, Alabama plant site. Further, soil and groundwater contamination have been identified at the Company's plants in Duxford, U.K. and Monthey, Switzerland. Pursuant to certain agreements with respect to these Advanced Materials sites, the Company expects that Ciba will have primary financial responsibility for such matters, although the Company may be required to contribute to the costs of remediation in certain instances, and the Company believes that Ciba has the intention and ability to honor these agreements. Based on available information and the indemnification rights the Company believes are likely to be available, it believes that the costs to investigate and remediate known contamination will not have a material adverse effect on its financial condition, results of operations or cash flows, and therefore the Company has made no accrual for such liabilities as of December 31, 2004. However, if such indemnities are unavailable or do not fully cover the costs of investigation and remediation or the Company is required to contribute to such costs, and if such costs are material, then such expenditures may have a material adverse effect on its financial condition, results of operations or cash flows. At the current time, the Company is unable to estimate the full cost, exclusive of indemnification benefits, to remediate known contamination sites.

        The Company has been notified by third parties of claims against it or its subsidiaries for cleanup liabilities at approximately 12 former facilities and other third party sites, including but not limited to sites listed under CERCLA. Based on current information and past experience at other CERCLA sites, the Company does not expect any of these third-party claims to result in material liability to it.

        One of these sites, the North Maybe Canyon CERCLA site, includes an abandoned phosphorous mine located in a U.S. National Forest in Idaho. The North Maybe Canyon mine may have been operated by one of the Company's predecessors for approximately two out of the eight years (1964 to 1972) during which it held mining leases in the area. In 2004, the Company received from the Forest Service a notice of potential liability for the mine under CERCLA. According to information from the U.S. government, North Maybe Canyon was actively mined for a total of about 20 years. The current owner, NuWest Industries, Inc., a subsidiary of Agrium, Inc., operated the mine for at least six of those years. Under an administrative order with the Forest Service and other governmental agencies, NuWest is currently undertaking an investigation of the site, with a specific focus on the release of selenium-contaminated surface water into streams in the area. To date, no emergency removal action or other high priority cleanup has been proposed. One of the previous operators of the site, Washington Group International, Inc., has been the subject of bankruptcy proceedings in which the U.S. Department of Justice asserted a claim for investigation and remediation costs at North Maybe Canyon and South Maybe Canyon (which the Company did not own or operate), a similar nearby mine that also is currently under investigation. The government claimed $15.7 million in investigation and remediation costs for South Maybe Canyon and $3 million in investigation costs for North Maybe Canyon. The government stated that cleanup costs at North Maybe Canyon had not yet been estimated. The Company does not currently have sufficient information to estimate actual remediation costs or its actual liability, if any, for investigation and cleanup of the North Maybe Canyon site.

  Environmental Reserves

        The Company has established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. The Company's liability estimates are based upon available facts, existing technology and past experience. On a consolidated basis, the Company has accrued approximately $35.1 million, $34.9 million and $18.3 million for environmental liabilities as of December 31, 2004, 2003 and 2002, respectively. Of these amounts, approximately $7.7 million, $8.6 million and $4.8 million are classified as accrued liabilities on the Company's consolidated balance sheets as of December 31, 2004, 2003 and 2002, respectively, and approximately $27.4 million, $26.3 million and $13.5 million are classified as other noncurrent liabilities on the Company's consolidated balance sheets as of December 31, 2004, 2003 and 2002, respectively. These accruals include approximately $13.9 million, $6.5 million and $6.9 million, respectively, for environmental remediation liabilities. In certain cases, the Company's remediation liabilities are payable over periods of up to 30 years. The Company may incur losses for environmental remediation in excess of the amounts accrued; however, the Company is not able to estimate the amount or range of such losses.

  Regulatory Developments

        Under the European Union ("EU") Integrated Pollution Prevention and Control Directive ("IPPC"), EU member governments are to adopt rules and implement a cross-media (air, water and waste) environmental permitting program for individual facilities. While the EU countries are at varying stages in their respective implementation of the IPPC permit program, the Company has submitted all necessary IPPC permit applications required to date, and in some cases received completed permits from the applicable government agency. The Company expects to submit all other IPPC applications and related documents on a timely basis as the various countries implement the IPPC permit program. Although the Company does not know with certainty what each IPPC permit will require, it believes, based upon its experience with the permits received to date, that the costs of compliance with the IPPC permit program will not be material to its results of operations, financial position or liquidity.

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

        The Company currently markets approximately 95% of its MTBE to customers located in the U.S. for use as a gasoline additive. Any phase-out or other future regulation of MTBE in other jurisdictions, nationally or internationally, may result in a significant reduction in demand for the Company's MTBE and in a material loss in revenues or material costs or expenditures. In the event that there should be a complete phase-out of MTBE in the U.S., the Company believes it will be able to export MTBE to Europe, Asia or South America, although this may produce a lower level of cash flow than the sale of MTBE in the U.S. The Company may also elect to use all or a portion of its precursor TBA to produce saleable products other than MTBE. If the Company opts to produce products other than MTBE, necessary modifications to its facilities may require significant capital expenditures and the sale of the other products may produce a materially lower level of cash flow than the sale of MTBE.

        In addition to the use limitations described above, a number of lawsuits have been filed, primarily against gasoline manufacturers, marketers and distributors, by persons seeking to recover damages allegedly arising from the presence of MTBE in groundwater. While it has not been named as a defendant in any litigation concerning the environmental effects of MTBE, the Company cannot provide assurances that it will not be involved in any such litigation or that such litigation will not have a material adverse effect on its results of operations, financial position or liquidity.

23.   Other Operating Income

        Other operating income consists of the following (dollars in millions):

	Year ended December 31,
	2004	2003	2002
Foreign exchange (gains) losses	$(118.8)	$(67.8)	$3.2
Bad debts	2.0	11.3	(1.8)
Legal and contract settlements—net	6.6	2.0	—
Other	29.3	(0.5)	(2.4)

Total other operating income	$(80.9)	$(55.0)	$(1.0)

24.   Other Expense

        Other expense consists of the following (dollars in millions):

	Year ended December 31,
	2004	2003	2002
Loss on early extinguishment of debt	$(25.6)	$—	$(6.7)
Other	(0.2)	—	(0.9)

Total other expense	$(25.8)	$—	$(7.6)

25.   Operating Segment Information

        The Company derives its revenues, earnings and cash flows from the manufacture and sale of a wide variety of differentiated and commodity chemical products. The HIH Consolidation Transaction and the AdMat Transaction have caused changes in the Company's operating segments. Prior to the HIH Consolidation Transaction, the Company reported its operations through three principal operating segments. The Company reports its operations through six segments: Polyurethanes, Advanced Materials, Performance Products, Pigments, Polymers and Base Chemicals.

        The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, TDI, TPU, polyols, aniline, PO and MTBE
Advanced Materials	Epoxy resin compounds, cross-linkers, matting agents, curing agents, epoxy, acrylic and polyurethane-based adhesives and tooling resins and sterolithography tooling resins
Performance Products	Amines, surfactants, linear alkylbenzene, maleic anhydride, other performance chemicals, and glycols
Pigments	Titanium dioxide
Polymers	Ethylene (produced at the Odessa, Texas facilities primarily for internal use), polyethylene, polypropylene, expandable polystyrene, styrene and other polymers
Base Chemicals	Olefins (primarily ethylene and propylene), butadiene, MTBE, benzene, cyclohexane and paraxylene

        Sales between segments are generally recognized at external market prices.

	Year Ended December 31,
	December 31, 2004	December 31, 2003(3)	December 31, 2002
Revenues:
Polyurethanes	$2,877.4	$1,562.4	$—
Advanced Materials	1,162.4	517.8	—
Performance Products	1,927.8	1,507.7	1,028.2
Pigments	1,048.1	678.9	—
Polymers	1,451.8	1,155.5	840.2
Base Chemicals	3,859.0	2,152.7	996.2
Eliminations	(840.7)	(494.1)	(203.6)

Total	$11,485.8	$7,080.9	$2,661.0

Segment EBITDA(1):
Polyurethanes	$364.0	$176.0	$—
Advanced Materials	186.1	38.6	—
Performance Products	91.0	125.6	164.4
Pigments	(30.0)	64.7	—
Polymers	77.6	80.8	74.7
Base Chemicals	276.2	40.7	44.7
Corporate and other(2)	(72.3)	(52.9)	(132.6)

Total	$892.6	$473.5	$151.2

Segment EBITDA(1)	$892.6	$473.5	$151.2
Interest expense, net	(612.6)	(409.1)	(181.9)
Income tax benefit (expense)	29.1	(30.8)	(8.5)
Cumulative effect of accounting change	—	—	169.7
Depreciation and amortization	(536.8)	(353.4)	(152.7)

Net loss	$(227.7)	$(319.8)	$(22.2)

Depreciation and Amortization:
Polyurethanes	$147.8	$96.0	$—
Advanced Materials	53.8	27.3	—
Performance Products	54.3	53.7	68.9
Pigments	83.2	44.2	—
Polymers	59.5	51.4	45.7
Base Chemicals	89.9	60.8	46.7
Corporate and other(2)	48.3	20.0	(8.6)

Total	$536.8	$353.4	$152.7

Capital Expenditures:
Polyurethanes	$45.8	$25.6	$—
Advanced Materials	17.4	5.8	—
Performance Products	43.8	40.6	26.5
Pigments	42.7	42.4	—
Polymers	14.5	25.9	18.3
Base Chemicals	56.7	39.0	15.5
Corporate and other(2)	5.7	11.7	9.9

Total	$226.6	$191.0	$70.2

Total Assets:
Polyurethanes	$4,056.0	$3,733.9
Advanced Materials	938.9	900.7
Performance Products	1,138.1	1,085.6
Pigments	1,514.5	1,554.5
Polymers	878.7	776.2
Base Chemicals	2,009.7	1,676.0
Corporate and other(2)	4,066.0	3,597.2
Eliminations	(5,165.4)	(4,586.7)

Total	$9,436.5	$8,737.4

(1)
Segment EBITDA is defined as net income (loss) from continuing operations before interest, income tax and depreciation and amortization.

(2)
EBITDA from corporate and other items includes unallocated corporate overhead, loss on sale of accounts receivable, foreign exchange gains or losses and other non-operating income (expense).

(3)
Prior to May 2003, the Company accounted for its investment in HIH on the equity method of accounting due to the significant participating rights formerly granted to ICI pursuant to the HIH limited liability company agreement. As a consequence of the Company's 100% direct and indirect ownership of HIH and the resulting termination of ICI's participation rights, the Company is considered to have a controlling financial interest in HIH. Accordingly, HIH is no longer accounted for by the Company under the equity method of accounting, and effective May 1, 2003 HIH is consolidated with the results of the Company. On June 30, 2003, affiliates of the Company completed the AdMat Transaction. AdMat has been included in the consolidated financial statements of the Company as of June 30, 2003. These changes have resulted in changes in the Company's operating segments. Previously, the Company reported its operations through three principal operating segments: Performance Products, Polymers and Base Chemicals.

	December 31,
	2004	2003	2002
By Geographic Area
Revenues:
United States	$6,444.5	$4,390.2	$2,491.5
United Kingdom	2,718.5	1,296.7	8.1
Netherlands	1,274.6	709.7	—
Other nations	2,004.5	866.9	161.4
Eliminations	(956.3)	(182.6)

Total	$11,485.8	$7,080.9	$2,661.0

Long-lived assets(1):
United States	$2,392.8	$2,280.8
United Kingdom	1,121.8	1,164.8
Netherlands	402.6	583.8
Other nations	1,233.7	1,049.9

Total	$5,150.9	$5,079.3

(1)
Long lived assets are made up of property, plant and equipment.

HMP EQUITY HOLDINGS CORPORATION (PARENT ONLY)

Schedule I—Condensed Financial Information of Registrant

HMP Equity Holdings Corporation (Parent Only)
Balance Sheets
(Dollars in Millions)

	December 31,
	2004	2003
ASSETS
Investments in unconsolidated affiliates	$(382.0)	$(187.7)

Total Assets	$(382.0)	$(187.7)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred members' interest	$195.7	$194.4
Common members' interest	—	—
Additional paid-in capital	712.5	800.2
Accumulated other comprehensive income	181.0	61.2
Accumulated deficit from unconsolidated affiliates	(1,471.2)	(1,243.5)

Total stockholders' deficit	$(382.0)	$(187.7)

        This statement should be read in conjunction with the notes to the consolidated financial statements included in the Company's 2004 Form 10-K.

HMP EQUITY HOLDINGS CORPORATION (Parent Only)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in Millions)

	Year ended December 31,
	2004	2003	2002
Equity in losses of investments in unconsolidated affiliates	$(227.7)	$(319.8)	$(22.2)

Net loss	(227.7)	(319.8)	(22.2)
Preferred members' interest dividend	(87.7)	(74.3)	(17.8)

Net loss available to common stockholders	$(315.4)	$(394.1)	$(40.0)

Net loss	$(227.7)	$(319.8)	$(22.2)
Other comprehensive income from unconsolidated affiliates	70.5	241.6	10.2

Comprehensive loss	$(157.2)	$(78.2)	$(12.0)

        This statement should be read in conjunction with the notes to the consolidated financial statements included in the Company's 2004 Form 10-K.

HMP EQUITY HOLDINGS CORPORATION (Parent Only)
STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	Year ended December 31,
	2004	2003	2002
Net loss	$(227.7)	$(319.8)	$(22.2)
Equity in losses of investments in unconsolidated affiliates	227.7	319.8	22.2

Cash provided by operating activities	—	—	—
Cash provided by investing activities	—	—	—
Cash provided by financing activities	—	—	—

Increase in cash
Cash at beginning of period	—	—	—

Cash at end of period	$—	$—	$—

        HMP Equity Holdings Corporation did not receive any dividends from its subsidiaries during 2004, 2003 or 2002.

        This statement should be read in conjunction with the notes to the consolidated financial statements included in the Company's 2004 Form 10-K.

HMP EQUITY HOLDINGS CORPORATION AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

(Dollars in Millions)

Column A	Column B	Column C			Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to cost and Expenses	Charged to other accounts		Deductions	Balance at End of Period
Allowance for Doubtful Accounts
Year Ended December 31, 2004	$26.5	$2.0	$—		$(2.7)	$25.8
Year Ended December 31, 2003	7.5	11.3	20.2	(1)	12.5	26.5
Year Ended December 31, 2002	5.8	(1.8)	2.0	(2)	1.5	7.5

(1)
Represents specific reserves provided for receivables as a result of the consolidation of HIH and the AdMat Transaction in 2003.

(2)
Represents specific reserves provided for receivables as a result of the consolidation of HCPH Holdings Pty Ltd in 2002.

HUNTSMAN INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED) (Dollars in Millions)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$49.3	$75.4
Accounts and notes receivables (net of allowance for doubtful accounts of $16.3 and $14.5, respectively)	548.9	467.9
Inventories	600.2	561.3
Prepaid expenses	16.7	22.0
Deferred income taxes	31.2	31.2
Other current assets	71.5	75.4

Total current assets	1,317.8	1,233.2
Property, plant and equipment, net	3,049.8	3,071.1
Investment in unconsolidated affiliates	135.3	133.9
Intangible assets, net	259.3	266.4
Other noncurrent assets	338.9	339.5

Total assets	$5,101.1	$5,044.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$324.5	$314.8
Accrued liabilities	482.2	523.8
Current portion of long-term debt	1.3	43.9
Other current liabilities	29.4	29.6

Total current liabilities	837.4	912.1
Long-term debt	3,639.6	3,420.6
Deferred income taxes	207.9	215.1
Other noncurrent liabilities	148.8	158.4

Total liabilities	4,833.7	4,706.2

Commitments and contingencies (Notes 15 and 16)
Equity:
Members' equity, 1,000 units	565.5	565.5
Retained earnings	(155.8)	(80.2)
Accumulated other comprehensive loss	(142.3)	(147.4)

Total equity	267.4	337.9

Total liabilities and equity	$5,101.1	$5,044.1

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED) (Dollars in Millions)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Revenues:
Trade sales and services	$1,188.8	$921.1
Related party sales	100.5	76.3
Tolling fees	8.4	0.5

Total revenues	1,297.7	997.9
Cost of goods sold	1,162.3	872.4

Gross profit	135.4	125.5
Expenses:
Selling, general and administrative	88.6	85.3
Research and development	12.2	12.3
Restructuring and plant closing costs	17.1	—

Total expenses	117.9	97.6

Operating income	17.5	27.9
Interest expense	(90.0)	(75.7)
Interest income	0.8	—
Loss on sale of accounts receivable	(9.6)	(3.6)
Other income (expense)	(2.2)	0.4

Loss before income taxes	(83.5)	(51.0)
Income tax benefit	7.9	20.4
Minority interests in subsidiaries' loss	—	(0.8)

Net income (loss)	(75.6)	(31.4)
Other comprehensive income (loss)	5.1	(20.9)

Comprehensive loss	$(70.5)	$(52.3)

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' EQUITY (UNAUDITED)
(Dollars in Millions)

	Members' Equity
				Accumulated Other Comprehensive Loss
	Shares/ Units	Amount	Retained Earnings		Total
Balance, January 1, 2003	1,000	$565.5	$(80.2)	$(147.4)	$337.9
Net loss		—	(75.6)	—	(75.6)
Other comprehensive income		—	—	5.1	5.1

Balance, March 31, 2003	1,000	$565.5	$(155.8)	$(142.3)	$267.4

See accompany notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Millions)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Net cash used in operating activities	(133.2)	(26.0)

Investing Activities:
Capital expenditures	(21.8)	(47.2)
Net cash received from unconsolidated affiliates	—	0.9
Advances to unconsolidated affiliates	(2.0)	(0.7)
Proceds from sale of fixed assets	1.2	—

Net cash used in investing activities	(22.6)	(47.0)

Financing Activities:
Net borrowings under revolving loan facilities	$134.2	$95.0
Issuance of senior notes	—	300.0
Repayment of long-term debt	(1.4)	(343.5)
Debt issuance costs	—	(9.6)

Net cash provided by financing activities	132.8	41.9

Effect of exchange rate changes on cash	(3.1)	3.1

Decrease in cash and cash equivalents	(26.1)	(28.0)
Cash and cash equivalents at beginning of period	75.4	83.9

Cash and cash equivalents at end of period	$49.3	$55.9

Supplemental cash flow information:
Cash paid for interest	83.5	76.7
Cash paid for income taxes	3.4	1.0

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    General

  Description of Business

        Huntsman International Holdings LLC and its subsidiaries (collectively, the "Company") are global manufacturers and marketers of differentiated and commodity chemicals. The Company is a Delaware limited liability company and its membership interests are owned 60% by Huntsman Specialty Chemicals Corporation ("Huntsman Specialty") and 40% by HMP Equity Holdings Corporation ("HMP"). The Company's direct wholly-owned operating subsidiary is Huntsman International LLC, a Delaware limited liability company ("HI").

        Huntsman Specialty, a Delaware corporation, is owned 100% by Huntsman Specialty Chemicals Holdings Corporation, a Utah corporation ("HSCHC"), and HSCHC is owned 100% by Huntsman LLC. Huntsman LLC, a Utah limited liability company, is owned 100% by HMP. HMP is a Delaware corporation and is owned 100% by Huntsman Group Inc., a Delaware corporation. Huntsman Group Inc. is owned 100% by Huntsman Holdings, LLC ("Huntsman Holdings"), a Delaware limited liability company. The voting membership interests of Huntsman Holdings are owned by the Huntsman family, MatlinPatterson Global Opportunities Partners, L.P., MatlinPatterson Global Opportunities Partners, L.P. and MatlinPatterson Global Opportunities Partners B, L.P. (together, "MatlinPatterson"), Consolidated Press (Finance) Limited ("CPH") and certain members of the Company's senior management. In addition, Huntsman Holdings has issued certain non-voting preferred units to Huntsman Holdings Preferred Member LLC, which, in turn, is owned by MatlinPatterson (indirectly), CPH, the Huntsman Cancer Foundation, certain members of the Company's senior management and certain members of the Huntsman family. The Huntsman family has board and operational control of the Company.

        The Company operates through four principal operating segments: Polyurethanes, Performance Products, Pigments and Base Chemicals.

  Interim Financial Statements

        The accompanying consolidated financial statements of the Company are unaudited. However, in management's opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the periods shown, have been made. Results for interim periods are not necessarily indicative of those to be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements for the year ended December 31, 2002 included elsewhere herein.

2.    Summary of Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements of the Company include its majority-owned subsidiaries. Intercompany transactions and balances are eliminated.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash Flow Information

        Highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents.

  Securitization of Accounts Receivable

        The Company securitizes certain trade receivables in connection with a revolving securitization program. The Company retains the servicing rights which are a retained interest in the securitized receivables. Losses are recorded on the sale and are based on the carrying value of the receivables as allocated between the receivables sold and the retained interests and their relative fair value at the date of the transfer. In accordance with the agreements governing the securitization program, an unconsolidated special purpose entity enters into certain foreign exchange forward contracts for periods aligned with the average maturity of receivables sold into the program. The periodic gains and losses associated with such contracts are recorded by the Company as part of the loss on sale of receivables. Retained interests are carried at fair value which is estimated based on the present value of expected cash flows, calculated using management's best estimates of key assumptions, including credit losses and discount rates commensurate with the risks involved. For more information, see "Note 13—Securitization of Accounts Receivable."

  Inventories

        Inventories are stated at the lower of cost or market value using the weighted average method.

  Property, Plant and Equipment

        Property, plant and equipment is stated at cost. Depreciation is provided utilizing the straight line method over the estimated useful lives of the assets ranging from 3 to 20 years. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

        Periodic maintenance and repairs applicable to major units of manufacturing facilities are accounted for on the prepaid basis by capitalizing the costs of the turnaround and amortizing the costs over the estimated period until the next turnaround. Normal maintenance and repairs of all other plant and equipment are charged to expense as incurred. Renewals, betterments and major repairs that materially extend the useful life of the assets are capitalized, and the assets replaced, if any, are retired.

        Interest costs are capitalized as part of major construction projects. Interest expense capitalized as part of plant and equipment was $1.2 million and $2.9 million for the three months ended March 31, 2003 and 2002, respectively.

  Investment in Unconsolidated Affiliates

        Investments in companies in which the Company exercises significant influence, generally ownership interests from 20% to 50%, are accounted for using the equity method.

  Intangible Assets

        Intangible assets, which consist of patents, trademarks, technology and certain other agreements, are stated at their fair market values at the time of acquisition, and are amortized using the straight line method over their estimated useful lives of five to fifteen years or over the life of the related agreement.

  Carrying Value of Long-term Assets

        The Company evaluates the carrying value of long-term assets based upon current and anticipated undiscounted cash flows and recognizes an impairment when such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value.

  Derivatives and Hedging Activities

        The Company enters into derivative contracts, from time to time, such as (1) interest rate swaps, collars and options, (2) short-term foreign currency derivative instruments, and (3) commodity futures and swaps in an attempt to manage downside risks of interest rates, foreign currency rates, and commodity prices. Interest rate contracts that are designated as cash flow hedges for future interest payments and commodity price contracts that are designated as cash flow hedges for future inventory purchases are recorded at fair value in the balance sheet, and accumulated other comprehensive income (loss) to the extent of the effective portions of the hedging instruments. Gains and losses related to interest rate and commodity contracts will be reclassified from other comprehensive income (loss) into earnings in the periods in which the related hedged instrument payments are made, and are reflected as interest expense and cost of goods sold, respectively, in the statement of operations. Commodity price contracts that are designated as fair value hedges for future inventory sales are recorded at fair value in the balance sheet. Changes in the fair value of these hedges are matched against the changes in the fair value of the underlying hedged inventory and reflected in cost of goods sold in the statement of operations. Interest rate, commodity, and foreign currency contracts that have not been designated as a hedge are recorded at fair value in the balance sheet with changes in fair value and realized gains (losses) recognized in interest expense, cost of goods sold, and selling, general and administrative expenses, respectively, in the statement of operations.

        The Company is exposed to credit losses in the event of nonperformance by a counterparty to the derivative instrument. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts.

        The Company hedges its net investment position in euro functional currency entities. To accomplish this, a portion of the Company's debt is euro denominated and designated as a hedge of net investments. Currency effects of these hedges produce net gains (losses) in other comprehensive income loss (foreign currency translation adjustments).

  Income Taxes

        The Company and its U.S. subsidiaries are organized as limited liability companies. These entities are treated similar to a partnership for U.S. income tax purposes, and therefore are not subject to U.S. federal tax on their income. Subsidiaries outside the U.S. are generally taxed on the income generated in the local country.

        Deferred income taxes are provided for temporary differences between financial statement income and taxable income using the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." The Company does not provide for income taxes or benefits on the undistributed earnings of its international subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.

  Environmental Expenditures

        Environmental related restoration and remediation costs are recorded as liabilities and expensed when site restoration and environmental remediation and cleanup obligations are either known or considered probable and the related costs can be reasonably estimated. Other environmental expenditures, which are principally maintenance or preventative in nature, are recorded when incurred and are expensed or capitalized as appropriate.

  Foreign Currency Translation

        Generally, the accounts of the Company's subsidiaries outside of the United States consider local currency to be functional currency. Accordingly, assets and liabilities are translated at rates prevailing at the balance sheet date. Revenues, expenses, gains and losses are translated at a weighted average rate for the period. Cumulative translation adjustments are recorded to equity as a component of accumulated other comprehensive income. Transaction gains and losses are recorded in the statement of operations and were net gains of $0.7 million and net losses of $2.1 million for the three months ended March 31, 2003 and 2002, respectively.

  Revenue Recognition

        The Company generates revenues through sales in the open market, raw material conversion agreements and long-term supply contracts. The Company recognizes revenue when it is realized or realizable and earned, which is when the product is shipped to the customer.

  Research and Development

        Research and development costs are expensed as incurred.

  Earnings per Member Equity Unit

        Earnings per member equity unit is not presented because it is not considered meaningful information due to the Company's ownership by affiliates.

  Reclassifications

        Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current presentation.

  Recently Adopted Financial Accounting Standards

        On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Upon adoption of SFAS No. 142, the Company was required to reassess the useful lives of all acquired intangibles and perform an impairment test on goodwill. In the first quarter of 2002, the Company completed the assessment of useful lives and concluded that no adjustment to the amortization period of intangible assets was necessary.

        The Company has completed its initial assessment of goodwill impairment as of January 1, 2002 and has concluded that there is no indication of impairment. The Company has elected to test goodwill for impairment annually as of April 1 as required by SFAS No. 142. The annual assessment has been completed as of April 1, 2002 and the Company has concluded that there is no indication of impairment. As of December 31, 2002, the Company had no goodwill on its balance sheet.

        On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes a single accounting model for the impairment or disposal of long-lived assets. The impact of adopting this pronouncement was not material.

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS No. 143, the Company adopted this new accounting standard on January 1, 2003. The Company believes this statement's impact will not be significant; however, standard-setters continue to debate the statement's applicability to assets where the timing of any ultimate obligation is indefinite.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Other Technical Corrections." In addition to amending or rescinding pronouncements to make various technical corrections, clarify meanings or describe applicability, SFAS No. 145 precludes companies from recording gains or losses from extinguishment of debt as an extraordinary item. The Company was required to adopt this statement as of January 1, 2003. The adoption of SFAS No. 145 did not have a material effect on the Company's consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. We adopted this pronouncement in the first quarter of 2003. The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial statements.

        In January 2003, the FASB issued Financial Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN No. 45 requires recognition of a liability for the obligation undertaken upon issuing a guarantee. This liability would be recorded at the inception date of the guarantee and would be measured at fair value. The disclosure provisions of the interpretation are effective for the financial statements as of December 31, 2002. The liability recognition provisions apply prospectively to any guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material effect on the Company's consolidated financial statements.

3.    Inventories

        Inventories as of March 31, 2003 and December 31, 2002 consisted of the following (dollars in millions):

	March 31, 2003	December 31, 2002
Raw materials	$128.4	$130.2
Work in progress	22.5	25.9
Finished goods	429.6	385.8

Total	580.5	541.9
Materials and supplies	19.7	19.4

Net	$600.2	$561.3

4.    Property, Plant and Equipment

        The cost and accumulated depreciation of property, plant and equipment are as follows (dollars in millions):

	March 31, 2003	December 31, 2002
Land	$43.2	$42.9
Buildings	177.0	157.7
Plant and equipment	3,459.7	3,446.3
Construction in progress	181.5	172.7

Total	3,861.4	3,819.6
Less accumulated depreciation	(811.6)	(748.5)

Net	$3,049.8	$3,071.1

5.    Investments in Unconsolidated Affiliates

        The Company's ownership percentage and investments in unconsolidated affiliates, primarily manufacturing joint ventures, are as follows (in millions):

	March 31, 2003	December 31, 2002
Louisiana Pigment Company, L.P. (50%)	$132.7	$131.4
Rubicon, Inc. (50%)	1.3	1.3
Others	1.3	1.2

Total	$135.3	$133.9

6. Intangible Assets

        The gross carrying amount and accumulated amortization of intangible assets as of March 31, 2003 were as follows (dollars in millions):

	March 31, 2003			December 31, 2002
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents, trademarks, and technology	$313.1	$95.8	$217.3	$312.3	$89.9	$222.4
Non-compete agreements	49.1	32.9	16.2	49.1	30.9	18.2
Other intangibles	29.4	3.6	25.8	28.9	3.1	25.8

Total	$391.6	$132.3	$259.3	$390.3	$123.9	$266.4

7. Other Noncurrent Assets

        Other noncurrent assets consist of the following (in millions):

	March 31, 2003	December 31, 2002
Prepaid pension assets	$148.9	$146.2
Debt issuance costs	66.0	60.7
Capitalized turnaround expense	46.9	48.3
Receivables from affiliates	16.3	18.6
Spare parts inventory	48.6	46.2
Other noncurrent assets	12.2	19.5

Total	$338.9	$339.5

8. Accrued Liabilities

        Accrued liabilities consist of the following (in millions):

	March 31, 2003	December 31, 2002
Raw materials and services	$209.0	$217.7
Interest	39.6	61.3
Taxes (income, property and VAT)	40.0	41.4
Payroll, severance and related costs	75.7	67.4
Volume and rebates accruals	42.9	52.5
Restructuring and plant closing costs	20.0	7.1
Other miscellaneous accruals	55.0	76.4

Total	$482.2	$523.8

9. Other Noncurrent Liabilities

        Other noncurrent liabilities consist of the following (in millions):

	March 31, 2003	December 31, 2002
Pension liabilities	$82.1	$82.3
Other postretirement benefits	11.8	10.8
Environmental accruals	9.2	19.3
Payable to affiliate	38.1	37.9
Other noncurrent liabilities	7.6	8.1

Total	$148.8	$158.4

10. Restructuring and Plant Closing Costs

        As of December 31, 2002, the Company had a reserve for restructuring costs and plant closing costs of $7.1 million recorded in accrued liabilities. The entire amount was related to workforce reductions.

        On March 11, 2003, the Company announced that, in its Polyurethanes segment, it is integrating its global flexible products division into its global derivatives division, and it recorded a charge of $17.1 million in the first quarter 2003. This charge relates to a portion of an overall corporate cost reduction program that is expected to be implemented and recorded throughout 2003. This $17.1 million charge represents severance and is included in accrued liabilities.

        During the three months ended March 31, 2003, the Company made cash payments of approximately $4.2 million. At March 31, 2003 there was $20.0 million remaining in accrued liabilities.

11. Long-term Debt

        Long-term debt outstanding as of March 31, 2003 and December 31, 2002 is as follows (dollars in millions):

	March 31, 2003	December 31, 2002
Senior Secured Credit Facilities:
Revolving loan facility	$201.2	$67.0
Term A dollar loan	109.7	109.7
Term A euro loan (in U.S. dollar equivalent)	142.6	138.5
Term B loan	526.3	526.3
Term C loan	526.3	526.3
Senior Notes	300.0	300.0
Senior Subordinated Notes	1,090.9	1,076.8
Senior Discount Notes	394.6	381.8
Senior Subordinated Discount Notes	320.8	308.9
Other long-term debt	28.5	29.2

Subtotal	3,640.9	3,464.5
Less current portion	(1.3)	(43.9)

Total	$3,639.6	$3,420.6

  HI Credit Facilities

        The revolving loan facility of up to $400 million matures on June 30, 2005 with no scheduled commitment reductions. Both the term A dollar loan and the term A euro loan facilities mature on June 30, 2005, with the next semi-annual payment due in the fourth quarter of 2004. The term B loan facility matures on June 30, 2007 and the term C loan facility matures on June 30, 2008. The term B and term C loan facilities require payments in annual installments of $5.48 million each, with the next payments occurring in the second quarter 2005 and the remaining unpaid balances due on final maturity. See "—Senior Notes and Senior Subordinated Notes" below for discussion of the HI Senior Note offering of $150 million, the proceeds of which were primarily used to prepay the next 16 months of scheduled amortization due under the HI Credit Facilities.

        Interest rates for the HI Credit Facilities are based upon, at HI's option, either a eurocurrency rate (LIBOR) or a base rate (prime) plus the applicable spread. The applicable spreads vary based on a pricing grid, in the case of eurocurrency based loans, from 1.50% to 4.50% per annum depending on the loan facility and whether specified conditions have been satisfied, and, in the case of base rate loans, from 0.25% to 3.25% per annum. As of March 31, 2003 and December 31, 2002, the average interest rates on the HI Credit Facilities were 6.0% and 5.8%, respectively.

        The obligations under the HI Credit Facilities are supported by guarantees of HI's domestic and certain foreign subsidiaries (collectively the "Guarantors") and the Company, as well as pledges of substantially all their assets, including 65% of the voting stock of certain non-U.S. subsidiaries.

        The HI Credit Facilities contain covenants relating to incurrence of debt, purchase and sale of assets, limitations on investments, affiliate transactions, change in control provisions and maintenance of certain financial ratios. The financial covenants include a leverage ratio, interest coverage ratio, minimum consolidated net worth level and a limit on capital expenditures. The HI Credit Facilities also limit the payment of dividends generally to the amount required by the members to pay income taxes. On February 7, 2003, HI amended the HI Credit Facilities. The amendments resulted in, among other things, changes to certain financial covenants, including the interest coverage ratio and leverage ratio covenants, through the second quarter of 2004. Management believes that HI is in compliance with the covenants of the HI Credit Facilities as of March 31, 2003.

        On April 9, 2003, HI amended the HI Credit Facilities to allow prepayment of the next 16 months of amortization with proceeds raised in its $150 million note offering.

  Senior Notes and Senior Subordinated Notes

        In March 2002, HI issued $300 million 9.875% Senior Notes (collectively with the 2003 Senior Notes, the "Senior Notes"). Interest on the Senior Notes is payable semi-annually and the Senior Notes mature on March 1, 2009. The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantors. The Senior Notes may be redeemed, in whole or in part, at any time by HI prior to March 1, 2006 at 100% of the face value plus a "make whole" premium, as defined in the applicable indenture. After March 1, 2006, the Senior Notes may be redeemed, in whole or in part, at a redemption price that declines from 104.937% to 100% after March 1, 2008.

        On April 11, 2003, HI sold an additional $150 million in aggregate principal amount of 9.875% Senior Notes due 2009 (the "2003 Senior Notes") in a transaction exempt from the registration requirements of the Securities Act of 1933. The offering was priced at 105.25% plus accrued interest from March 1, 2003. HI used approximately $26 million of the net proceeds to repay part of the revolving portion of the HI Credit Facilities. The balance of the net proceeds was used primarily to prepay the next 16 months of scheduled amortization due under the term portion of the HI Credit Facilities.

        HI also has outstanding $600 million and €450 million 10.125% Senior Subordinated Notes (the "Subordinated Notes"). Interest on the Subordinated Notes is payable semi-annually and the Subordinated Notes mature on July 1, 2009. The Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantors. The Subordinated Notes are redeemable (1) on or after July 1, 2004 at 105.063% of the principal amount thereof, declining ratably to par on and after July 1, 2007, and (2) prior to July 1, 2004 at 105.063% of the principal amount thereof, discounted to the redemption date using the treasury rate (for the dollar denominated notes) or the bond rate (for the euro denominated notes) plus 0.50%, plus, in each case, accrued and unpaid interest to the date of redemption.

        The Senior Notes and the Subordinated Notes contain covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. They also contain a change of control provision requiring HI to offer to repurchase the Senior Notes and the Subordinated Notes upon a change of control. Management believes that HI is in compliance with the covenants of the Senior Notes and the Subordinated Notes as of March 31, 2002.

  Senior Discount Notes and Senior Subordinated Discount Notes

        On June 30, 1999, the Company issued Senior Discount Notes and Senior Subordinated Discount Notes (collectively, the "Discount Notes") to ICI with initial stated values of $242.7 million and $265.3 million, respectively. The Discount Notes are due December 31, 2009. Interest on the Senior Discount Notes will accrue at 13.375% per annum. The Senior Discount Notes are redeemable prior to July 2004 for an amount equal to the net present value of 106.688% of the projected July 1, 2004 accreted value and thereafter at stipulated redemption prices declining to 100% of accreted value in 2007. The Senior Subordinated Discount Notes had a stated rate of 8% that originally was to reset to a market rate in June 2002 and can be redeemed at 100% of accreted value at any time until June 30, 2004. On December 21, 2001, the Company and ICI agreed to modify the terms of the Senior Subordinated Discount Notes, including deferring the reset date until September 2004. For financial reporting purposes, the Senior Subordinated Discount Notes were initially recorded at their estimated fair value of $224 million based upon prevailing market rates at June 30, 1999. Interest on the Discount Notes is paid in kind. The Senior Discount Notes contain limits on the incurrence of debt, restricted payments, liens, transactions with affiliates, and merger and sales of assets.

        On December 21, 2001, the Company and ICI agreed to modify the terms of the Senior Subordinated Discount Notes. The interest rate reset date was deferred until September 2004. The modification of the terms resulted in a significant decrease in the present value of the future cash flow of the debt and, as a result, the debt was treated effectively as an extinguishment and reissuance of the debt. The debt was recorded using a 16% interest rate, the estimated market rate for the debt as of December 20, 2001. On May 9, 2003, HMP completed the purchase of the Senior Subordinated Discount Notes from ICI. For more information, see "Note 18—Recent Events—Membership Interest Transactions."

12. Derivatives and Hedging Activities

  Interest Rate Hedging

        Interest rate contracts with a fair value of $20.8 million and $23.4 million were recorded as a component of other noncurrent liabilities as of March 31, 2003 and December 31, 2002, respectively. The fair value of the cash flow hedges and the interest rate contracts not designated as a hedge are $14.0 million and $6.8 million as of March 31, 2003 and $15.6 million and $7.8 million as of December 31, 2002. The changes in fair value of the cash flow hedges resulted in a $0.1 million and a $2.8 million decrease in interest expense and a $1.5 million and a $0.3 million decrease in other comprehensive income (loss) for the three months ended March 31, 2003 and 2002, respectively. The changes in fair value of the interest rate contracts not designated as a hedge resulted in a $1.0 million and a $2.1 million decrease in interest expense for the three months ended March 31, 2003 and 2002, respectively.

  Commodity Price Hedging

        As of March 31, 2003 the fair value of cash flow commodity price hedging contracts recorded in other current liabilities and other comprehensive income (loss) is $1.9 million. As of December 31, 2002, the fair value of cash flow commodity price hedging contracts was not material.

        As of March 31, 2003 commodity price hedging contracts designated as fair value hedges are included in the balance sheet as an increase of $2.2 million to other current assets and a decrease to inventory of $3.1 million. As of December 31, 2002 commodity price hedging contracts designated as fair value hedges are included in the balance sheet as an increase of $0.8 to other current liabilities and an increase to inventory of $0.8 million.

        Commodity price contracts not designated as hedges as defined by SFAS No. 133 are reflected in the balance sheet as $2.2 million and $0.5 million in other current assets and liabilities, respectively, as of March 31, 2003 and, $0.8 million and $0.2 million other current assets and liabilities, respectively, as of December 31, 2002.

        During the three months ended March 31, 2003 and 2002, the Company recorded a decrease of $0.9 million and an increase of $0.8 million in cost of goods sold related to net gains and losses from settled contracts, net gains and losses in fair value price hedges, and the change in fair value on commodity price hedging contracts not designated as hedges as defined in SFAS No. 133.

  Foreign Currency Rate Hedging

        As of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002, the fair value, change in fair value, and realized gains (losses) of outstanding foreign currency rate hedging contracts is not material.

  Net Investment Hedging

        Currency effects of net investment hedges produced net losses of approximately $18.4 million and $9.4 million in other comprehensive loss (foreign currency translation adjustments) for the three months ended March 31, 2003 and 2002, respectively. As of March 31, 2003 and December 31, 2002, there was a cumulative net loss of approximately $51.1 million and $32.7 million, respectively.

13.    Securitization of Accounts Receivable

        On December 21, 2000, the Company initiated a five-year revolving securitization program under which certain trade receivables were and will be transferred to an off balance sheet special purpose entity at a discount. Under the terms of the agreements, the Company and its subsidiaries continue to service the receivables in exchange for a 1% fee of the outstanding receivables, and the Company is subject to recourse provisions. At March 31, 2003, the special purpose entity had outstanding $183 million in medium-term notes ("MTNs") and $100 million in commercial paper.

        For the three months ended March 31, 2003 and 2002, new sales totaled approximately $1,002 million and $606 million, respectively, and cash collections reinvested totaled approximately $892 million and $571 million, respectively. Servicing fees received during the first three months of 2003 and 2002 were approximately $1.2 million and $0.7 million, respectively, and are recorded as a reduction in the loss on sale of accounts receivable in the statements of operations. The retained interest in the receivables was approximately $108 million and $112 million, and as of March 31, 2003 and December 31, 2002, respectively. The value of the retained interest is subject to credit and interest rate risk.

        The key economic assumptions used in valuing the residual interest at March 31, 2003 are presented below:

Weighted average life (in months)	2
Credit losses (annual rate)	Less than 1%
Discount rate (annual rate)	5%

        A 10% and 20% adverse change in any of the key economic assumptions would not have a material impact on the fair value of the retained interest. Total receivables over 60 days past due as of March 31, 2003 and December 31, 2002 were $8.8 million and $11.2 million, respectively.

14.    Other Comprehensive Income (loss)

        The components of other comprehensive income (loss) are as follows (in millions):

	March 31, 2003		December 31, 2002
	Accumulated income (loss)	Income (loss)	Accumulated income (loss)	Income (loss)
Foreign currency translation adjustments	$(37.3)	$1.2	$(38.5)	$147.2
Additional minimum pension liability	(86.6)	1.5	(88.1)	(88.1)
Additional minimum pension liability — unconsolidated affiliate	(5.4)	—	(5.4)	(5.4)
Unrealized loss on securities	(0.9)	1.8	(2.7)	(2.7)
Net unrealized loss on derivative instruments	(11.0)	0.6	(11.6)	2.4
Cumulative effect of accounting change	(1.1)	—	(1.1)	—

Total	$(142.3)	$5.1	$(147.4)	$53.4

15.    Commitments and Contingencies

        The Company has various purchase commitments for materials and supplies entered into in the ordinary course of business. These agreements extend up to ten years and the purchase price is generally based on market prices subject to certain minimum price provisions.

        The Company is involved in litigation from time to time in the ordinary course of its business. In management's opinion, after consideration of indemnification arrangements, none of such litigation is material to the Company's financial condition or results of operations.

16.    Environmental Matters

  General

        The operation of chemical manufacturing plants, the distribution of chemical products and the related production of by-products and wastes entails risk of adverse environmental effects. As a result, the Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, the Company is subject to frequent environmental inspections and monitoring by governmental enforcement authorities. In addition, the Company's production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial fines and civil or criminal sanctions. Moreover, changes in environmental regulations could inhibit or interrupt the Company's operations, or require it to change its equipment or operations, and any such changes could have a material adverse effect on its businesses. Accordingly, given the Company's businesses, environmental or regulatory matters may cause significant unanticipated losses, costs or liabilities.

        Under some environmental laws, the Company may be jointly and severally liable for the costs of environmental contamination on or from its properties and at off-site locations where it disposed of or arranged for the disposal or treatment of hazardous wastes. For example, in the United States under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and similar state laws, a current owner or operator of real property may be liable for such costs regardless of whether the owner or operator owned or operated the real property at the time of the release of the hazardous substances and regardless of whether the release or disposal was in compliance with law at the time it occurred. In addition, under the United States Resource

Conservation and Recovery Act of 1976, as amended, and similar state laws, as the holder of permits to treat or store hazardous wastes, the Company may, under some circumstances, be required to remediate contamination at its properties regardless of when the contamination occurred. Similar laws are being developed or are in effect to varying degrees in other parts of the world, most notably in the European Union ("EU"). For example, in the U.K., the contaminated land regime now provides a detailed framework for the identification, management and remediation of contaminated sites. This law will likely increase governmental scrutiny of the Company's U.K. facilities.

        The Company may also incur future costs for capital improvements and general compliance under environmental laws, including costs to acquire, maintain and repair pollution control equipment. Capital expenditures are planned, for example, under national legislation implementing the EU Directive on Integrated Pollution Prevention and Control. Under this directive, the majority of the Company's European plants will, over the next few years, be required to obtain governmental authorizations which will regulate air and water discharges, waste management and other matters relating to the impact of operations on the environment, and to conduct site assessments to evaluate environmental conditions. Although the implementing legislation in most Member States is not yet in effect, it is likely that additional expenditures may be necessary in some cases to meet the requirements of authorizations under this directive. In particular, the Company believes that related expenditures to upgrade its wastewater treatment facilities at several sites may be necessary and associated costs may be material. Wastewater treatment upgrades unrelated to this initiative also are planned at certain facilities. In addition, the Company may also incur material expenditures, beyond currently anticipated expenditures, in complying with EU Directives, including the Directive on Hazardous Waste Incineration, the Seveso II Directive, which governs major accident hazards, as well as the Water Framework Directive. It is also possible that additional expenditures to reduce air emissions at two of the Company's U.K. facilities may be material. Capital expenditures and, to a lesser extent, costs and operating expenses relating to environmental matters will be subject to evolving regulatory requirements and will depend on the timing of the promulgation and enforcement of specific standards which impose requirements on the Company's operations. Therefore, the Company cannot assure you that material capital expenditures beyond those currently anticipated will not be required under environmental laws.

  Potential Liabilities

        The Company's operations involve the handling, transportation and use of numerous hazardous substances. From time to time, these operations may result in violations under environmental laws including spills or other releases of hazardous substances into the environment. In the event of a catastrophic incident, the Company could incur material costs or experience interruption in its operations as a result of addressing the incident and implementing measures to prevent such incidents in the future. Currently, the Company is aware of the following matters:

        The Texas Commission on Environmental Quality (the "TCEQ," formerly the Texas Natural Resource Conservation Commission or TNRCC) has issued certain notices of violation relating to air emissions and wastewater issues at the Company's Port Neches, Texas facility. The Company and the TCEQ have reached a tentative settlement on penalties totaling $352,250, less than $100,000 of which is allocable to the Company's PO/MTBE facility at Port Neches. The settlement will be reviewed by the TCEQ on May 29, 2003, and it is anticipated that it will be approved. Although management does not anticipate it, it is possible that the terms of an air permit, which the Company applied for as a result of the settlement, may cause it to incur costs related to equipment serving this plant and others in the vicinity that could be material.

        On October 6, 2002, a leak of sulphuric acid from two tanks located near the Company's Whitehaven, U.K. plant was discovered. About 342 to 347 tonnes of acid were released onto the ground and into the soil near the tanks. Although the Company took immediate steps to contain the spillage and recover acid, a quantity of acid reached a nearby beach via a geological fault. The Company believes the tanks were not owned by the Company; however, it did own the acid in the tanks. The EA and the Health and Safety Executive (the "HSE") are investigating the incident, and the HSE has issued three Improvement Notices requiring corrective action. Although the Company can give no assurances, based on currently available information and its understanding of similar investigations and penalties in the past, the Company believes that, if any charges are brought or additional corrective action orders issued and the Company is ultimately found to be legally responsible, the probable penalties would not be material to its financial position or results of operations.

        The Company is aware that there is or may be soil or groundwater contamination at some of its facilities resulting from past operations. Based on available information and the indemnification rights (including indemnities provided by Huntsman Specialty, ICI, Rhodia S.A. and The Dow Chemical Company, for the facilities that each of them transferred to the Company), the Company believes that the costs to investigate and remediate known contamination will not have a material adverse effect on its financial condition, results of operations or cash flows; however, it cannot give any assurance that such indemnities will fully cover the costs of investigation and remediation, that it will not be required to contribute to such costs or that such costs will not be material.

        By letter dated March 6, 2003, the Company's subsidiary, Huntsman Ethyleneamines Ltd., was notified by the TCEQ of a probable enforcement action arising out of the inspection of the Freeport, Texas facility on December 16-19, 2002. Seven types of violations relating to Texas Clean Air Act requirements were cited. No penalty demand has yet been made by the TCEQ, although penalties are expected.

        The Company has established financial reserves relating to environmental restoration and remediation programs, which the Company believes are sufficient for known requirements. Liabilities are recorded when site restoration and environmental remediation and clean-up obligations are either known or considered probable and can be reasonably estimated. These liabilities are based upon all available facts, existing technology, past experience and cost-sharing arrangements (as to which, the Company considers the viability of other parties). A total of approximately $24 million has been accrued related to environmental matters as of March 31, 2003. The Company does not anticipate that, as a result of compliance with current environmental laws and regulations, any future costs in excess of those that have been accrued by the Company will be material to its results of operations or financial position. However, given the nature of the Company's business, violations of environmental laws may result in restrictions imposed on its operating activities, substantial fines, penalties, damages or other costs, any of which could have a material adverse effect on its business, financial condition, results of operations or cash flows.

  MTBE Developments

        The presence of MTBE in some groundwater supplies in California and other states (primarily due to gasoline leaking from underground storage tanks) and in surface water (primarily from recreational watercraft) has led to public concern about MTBE's potential to contaminate drinking water supplies. Heightened public awareness regarding this issue has resulted in state, federal and foreign initiatives to rescind the federal oxygenate requirements for reformulated gasoline or restrict or prohibit the use of MTBE in particular. For example, the California Air Resources Board adopted regulations that would prohibit the addition of MTBE to gasoline as of January 1, 2004. Certain other states have also taken actions to restrict or eliminate the future use of MTBE. In connection with the proposed ban, the State of California requested that the U.S. Environmental Protection Agency (the "EPA") waive the federal oxygenated fuels requirements of the federal Clean Air Act for gasoline sold in California. The EPA denied the State's request on June 12, 2001. Certain of the state bans have been challenged in court as unconstitutional (in light of the Clean Air Act). The Company is unable to predict what the short- and long-term effects of these matters will be.

        Bills have been introduced in the U.S. Congress to accomplish similar goals of curtailing or eliminating the oxygenated fuels requirements in the Clean Air Act, or of curtailing MTBE use. To date, no such legislation has become law. Whether a ban or substantial restrictions on MTBE use will become law in the future is unknown at this time.

        In addition, on March 20, 2000, the EPA announced its intention, through an advanced notice of proposed rulemaking, to phase out the use of MTBE under authority of the federal Toxic Substances Control Act. In its notice, the EPA also called on the U.S. Congress to restrict the use of MTBE under the Clean Air Act. Any phase-out of or future regulation of MTBE in California (in which a significant amount of MTBE is consumed), in other states, or nationally may result in a significant reduction in demand for MTBE and may result in a material loss in revenues or material costs or expenditures.

        In Europe, the European Union (the "EU") issued a final risk assessment report on MTBE on September 20, 2002. While no ban of MTBE was recommended, several risk reduction measures relating to storage and handling of MTBE-containing fuel were recommended. Separate from EU action, Denmark entered into a voluntary agreement with refiners to reduce the sale of MTBE in Denmark. Under the agreement, use of MTBE in 92- and 95-octane gasoline in Denmark ceased by May 1, 2002; however, MTBE will still be an additive in a limited amount of 98-octane gasoline sold in about 100 selected service stations in Denmark.

        In the event that there should be a phase-out of MTBE in the United States, the Company believes it will be able to export MTBE to Europe or elsewhere or use its co-product tertiary butyl alcohol ("TBA") to produce saleable products other than MTBE. The Company believes that its low production costs at its PO/MTBE facility will put it in a favorable position relative to other higher cost sources (primarily, on-purpose manufacturing). If the Company opts to produce products other than MTBE, necessary modifications to its facilities may require significant capital expenditures and the sale of the other products may produce a materially lower level of cash flow than the sale of MTBE.

        Furthermore, the Company cannot give any assurance that it will not be named in litigation relating to the environmental effects of MTBE or that such litigation will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

17.    Operating Segment Information

        The Company derives its revenues, earnings and cash flows from the manufacture and sale of a wide variety of differentiated and commodity chemical products. The Company has four reportable operating segments: Polyurethanes, Performance Products, Pigments and Base Chemicals.

        The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, TDI, TPU, polyols, aniline, PO, TBA and MTBE
Performance Products	Surfactants, ethyleneamines and other performance chemicals
Pigments	Titanium dioxide
Base Chemicals	Ethylene, propylene, benzene, cyclohexane and paraxylene

        Sales between segments are generally recognized at external market prices. For the three months ended March 31, 2003 and 2002, sales to Imperial Chemical Industries PLC ("ICI") and its affiliates accounted for approximately 6% and 6%, respectively, of consolidated revenues.

        The net sales, operating income and EBITDA for each of the Company's reportable operating segments are as follows (dollars in millions):

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Net Sales
Polyurethanes	$554.9	$463.7
Performance Products	161.1	136.4
Pigments	246.1	202.2
Base Chemicals	372.2	213.6
Eliminations	(36.6)	(18.0)

Total	$1,297.7	$997.9

Operating Income (Loss)
Polyurethanes	$4.3	$54.5
Performance Products	(0.6)	4.7
Pigments	13.1	(0.1)
Base Chemicals	14.5	(16.2)
Unallocated and other	(13.8)	(15.0)

Total	17.5	27.9
Non-operating expense	(11.8)	(3.2)
Depreciation and amortization	69.0	59.2

EBITDA(1)	$74.7	$83.9

Segment EBITDA
Polyurethanes	$40.2	$87.2
Performance Products	2.3	6.9
Pigments	28.9	10.9
Base Chemicals	26.5	(7.5)
Unallocated and other(2)	(23.2)	(13.6)

Total	$74.7	$83.9

(1)
EBITDA is defined as earnings from continuing operations before interest, depreciation and amortization and taxes.

(2)
EBITDA from unallocated and other items includes unallocated corporate overhead, loss on sale of accounts receivable, foreign exchange gains or losses and other non-operating income (expense).

18.    Recent Events

  Purchase of Membership Interests

        On May 9, 2003, HMP issued senior discount notes (the "HMP Senior Discount Notes"), with warrants to purchase 12% of HMP's fully diluted common stock as of such date. HMP used the proceeds to exercise an option that it held and purchased the 30% membership interest in the Company held indirectly by ICI. HMP also used the proceeds to complete the purchase of the senior subordinated reset discount notes due 2009 of the Company that were originally issued to ICI (the "B Notes"). The B Notes held by HMP will remain outstanding. In addition, HMP used such proceeds to acquire the approximately 9% of the membership interests in the Company from institutional investors. Accordingly, HMP directly owns 40% of the membership interests of the Company and the B Notes.

HMP indirectly owns the remaining 60% of the Company through its ownership of all of the equity of Huntsman LLC.

        As a result of HMP's purchase of the Company's membership interests from ICI, the put option arrangements between Huntsman Specialty and ICI have been effectively terminated.

        Huntsman Specialty has pledged a total of 60% of the memberships interests in the Company as collateral under the Huntsman LLC senior secured credit facilities. HMP has separately pledged all of its assets, including the remaining 40% membership interests in the Company, the B Notes and the 100% interest in Huntsman LLC, as collateral under the HMP Senior Discount Notes.

  Amendment of HI Credit Facilities

        On February 7, 2003, HI amended the HI Credit Facilities. The amendments resulted in, among other things, changes to certain financial covenants, including the "Interest Coverage Ratio" and "Leverage Ratio" covenants, through the second quarter of 2004.

        On April 9, 2003, HI amended the HI Credit Facilities to allow prepayment of the next 16 months of amortization with proceeds raised in its $150 million note offering.

  2003 Senior Notes Offering

        On April 11, 2003, HI sold $150 million in aggregate principal amount of 9.875% Senior Notes due 2009 in a transaction exempt from the registration requirements of the Securities Act of 1933. The offering was priced at 105.25% plus accrued interest from March 1, 2003. HI used approximately $26 million of the net proceeds to repay part of the revolving portion of the HI Credit Facilities. The balance of the net proceeds was used primarily to prepay the next 16 months of scheduled amortization due under the term portion of the HI Credit Facilities.

  Continued Cost Reduction Initiatives

        On March 11, 2003, the Company announced that, in its Polyurethanes segment, it is integrating its global flexible products division into its global derivatives division and recorded a charge of $17.1 million in the first quarter 2003. This charge relates to a portion of an overall corporate cost reduction program that is expected to be implemented and recorded throughout 2003. This $17.1 million charge represents severance and is included in accrued liabilities.

  Possible Transaction Involving Vantico

        The Company's parent companies, HMP and Huntsman Holdings, and MatlinPatterson are involved in a proposed restructuring of Vantico Group S.A. and its subsidiaries (collectively, "Vantico"), a leading European based global epoxy resin producer providing solutions in the fields of innovative coatings, structural composites, adhesives, tooling materials, and electric and electronic insulation. If the proposed restructuring occurs, Vantico would become an affiliate of the Company, but the Company will not own any securities of Vantico and will not be required to make any cash contributions to Vantico. The Company and its affiliates (including HI) may enter into arms-length contractual arrangements with Vantico regarding management, technology and commercial matters, and certain of the current employees of the Company and its affiliates may assume senior positions at Vantico.

  Chinese MDI Joint Venture

        In January 2003, the Company entered into a joint venture agreement to build an MDI manufacturing plant near Shanghai, China with BASF and three Chinese chemical companies. A feasibility study for the project has been approved by the appropriate Chinese authorities, preliminary engineering work has commenced and a business license was issued on March 7, 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members of
Huntsman International Holdings LLC

        We have audited the accompanying consolidated balance sheets of Huntsman International Holdings LLC and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, members' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntsman International Holdings LLC and subsidiaries at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards, No. 142 effective January 1, 2002 and changed its method of accounting for derivative financial instruments effective January 1, 2001, to conform to Statement of Financial Accounting Standards No. 133, as amended.

        As discussed in Note 23, the accompanying consolidated statements of cash flows have been restated.

/s/ DELOITTE & TOUCHE LLP

Salt Lake City, Utah
February 28, 2003,
November 23, 2004 as to Note 23

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES

Consolidated Balance Sheets

(Millions of Dollars)

	December 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$75.4	$83.9
Accounts and notes receivables (net of allowance for doubtful accounts of $14.5 and $15.2, respectively)	467.9	501.6
Inventories	561.3	501.4
Prepaid expenses	22.0	10.7
Deferred income taxes	31.2	—
Other current assets	75.4	47.4

Total current assets	1,233.2	1,145.0
Property, plant and equipment, net	3,071.1	2,839.5
Investment in unconsolidated affiliates	133.9	147.0
Intangible assets, net	273.3	332.1
Other noncurrent assets	332.6	362.9

Total assets	$5,044.1	$4,826.5

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$314.8	$266.7
Accrued liabilities	523.8	496.7
Current portion of long-term debt	43.9	5.3
Deferred income taxes	—	5.7
Other current liabilities	29.6	62.4

Total current liabilities	912.1	836.8
Long-term debt	3,420.6	3,234.4
Deferred income taxes	215.1	262.6
Other noncurrent liabilities	158.3	131.9

Total liabilities	4,706.1	4,465.7

Minority interests	0.1	7.8

Commitments and contingencies (Notes 17 and 18)
Equity:
Members' equity, 1,000 units	565.5	565.5
Retained earnings	(80.2)	(11.7)
Accumulated other comprehensive loss	(147.4)	(200.8)

Total equity	337.9	353.0

Total liabilities and equity	$5,044.1	$4,826.5

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Millions of Dollars)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Revenues:
Trade sales	$4,159.9	$4,178.2	$3,940.8
Related party sales	333.7	376.0	464.5
Tolling fees	24.5	21.0	42.6

Total revenues	4,518.1	4,575.2	4,447.9
Cost of goods sold	3,902.7	3,990.1	3,705.4

Gross profit	615.4	585.1	742.5
Expenses:
Selling, general and administrative	325.0	302.9	259.5
Research and development	54.6	62.5	59.3
Restructuring and plant closing costs	7.7	46.6	—

Total expenses	387.3	412.0	318.8

Operating income	228.1	173.1	423.7
Interest expense	(335.6)	(323.4)	(308.5)
Interest income	1.6	3.4	4.9
Loss on sale of accounts receivable	(5.5)	(12.8)	(1.9)
Other income (expense)	1.3	(2.0)	(3.2)

Income (loss) before income taxes	(110.1)	(161.7)	115.0
Income tax benefit (expense)	41.5	26.0	(30.2)
Minority interests in subsidiaries' income (loss)	0.1	(2.2)	(2.8)

Income (loss) before accounting change	(68.5)	(137.9)	82.0
Cumulative effect of accounting change	—	(1.5)	—

Net income (loss)	(68.5)	(139.4)	82.0
Other comprehensive income (loss)	53.4	(80.1)	(118.0)

Comprehensive income (loss)	$(15.1)	$(219.5)	$(36.0)

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Equity

(Millions of Dollars)

	Members' Equity
				Accumulated Other Comprehensive Loss
	Shares/ Units	Amount	Retained Earnings		Total
Balance, January 1, 2000	1,000	$518.1	$49.7	$(2.7)	$565.1
Distribution to Holdings		—	(8.0)	—	(8.0)
Net income		—	82.0	—	82.0
Other comprehensive loss		—	—	(118.0)	(118.0)

Balance, December 31, 2000	1,000	518.1	123.7	(120.7)	521.1
Refund of distribution		—	4.0	—	4.0
Capital contribution due to modification of senior subordinated discount notes (Note 12)		47.4	—	—	47.4
Net loss		—	(139.4)	—	(139.4)
Other comprehensive loss		—	—	(80.1)	(80.1)

Balance, December 31, 2001	1,000	565.5	(11.7)	(200.8)	353.0
Net loss		—	(68.5)	—	(68.5)
Other comprehensive income		—	—	53.4	53.4

Balance, December 31, 2002	1,000	$565.5	$(80.2)	$(147.4)	$337.9

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Millions of Dollars)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
	(As restated see Note 23)	(As restated see Note 23)
Cash Flows From Operating Activities:
Net income (loss)	$(68.5)	$(139.4)	$82.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	256.2	227.1	203.6
Provision for losses on accounts receivable	4.1	2.8	2.2
Noncash restructuring and plant closing charges	6.1	7.8	—
Noncash interest expense	101.5	91.7	81.3
Deferred income taxes	(59.8)	(43.1)	6.3
Gain on foreign currency transactions	(29.5)	7.6	(8.2)
Loss on disposals of fixed assets	—	6.6	2.9
Minority interests in subsidiaries	(0.1)	2.2	2.8
Equity in earnings of investment in unconsolidated affiliates	(0.2)	(0.1)	(0.1)
Changes in operating assets and liabilities—net of effects of acquisitions:
Accounts receivables	1.6	84.9	(106.7)
Change in receivables sold, net	99.7	5.1	175.0
Inventories	(12.6)	17.3	(118.9)
Prepaid expenses	(9.1)	4.5	0.3
Other current assets	(15.0)	1.7	(13.8)
Other noncurrent assets	(9.4)	10.3	(52.0)
Accounts payable	(0.5)	(106.7)	(27.1)
Accrued and other current liabilities	(70.2)	21.3	151.0
Other noncurrent liabilities	(16.2)	(10.5)	30.9

Net cash provided by operating activities	178.1	191.1	411.5

Investing Activities:
Capital expenditures	(190.5)	(291.0)	(204.5)
Acquisition of businesses and minority interest	(9.0)	(209.5)	(149.6)
Net cash received from unconsolidated affiliates	8.0	11.3	7.5
Advances to unconsolidated affiliates	(3.3)	(2.5)	(9.0)
Proceds from sale of fixed assets	5.9	—	—

Net cash used in investing activities	(188.9)	(491.7)	(355.6)

		(continued)

Financing Activities:
Net borrowings under revolving loan facilities	$(43.6)	$79.5	$8.0
Issuance of senior and senior subordinated notes	300.0	233.2	—
Proceeds from other long-term debt	—	4.4	—
Repayment of long-term debt	(245.0)	(2.4)	(131.0)
Debt issuance costs	(10.3)	(6.5)	—
Refund of distribution from Holdings	—	4.0	—
Cash distribution to Holdings	—	—	(8.0)

Net cash provided by (used in) financing activities	1.1	312.2	(131.0)

Effect of exchange rate changes on cash	1.2	6.2	2.3

Increase (decrease) in cash and cash equivalents	(8.5)	17.8	(72.8)
Cash and cash equivalents at beginning of year	83.9	66.1	138.9

Cash and cash equivalents at end of year	$75.4	$83.9	$66.1

Supplemental cash flow information:
Cash paid for interest	235.0	222.2	234.6
Cash paid for income taxes	12.3	15.0	22.0

Supplemental non-cash financing activities:

        The Company partially finances its property and liability insurance premiums. During the year ended December 31, 2002, the Company issued notes payable for approximately $2.6 million and recorded prepaid insurance for the same amount, which will be amortized over the period covered.

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

        Huntsman International Holdings LLC ("Holdings" or the "Company"), through its wholly owned subsidiary Huntsman International LLC ("Huntsman International"), is a global manufacturer and marketer of differentiated and commodity chemicals through its four principal businesses: Polyurethanes, Performance Products, Pigments and Base Chemicals.

        Effective June 30, 1999, pursuant to a contribution agreement and ancillary agreements between Holdings, Huntsman Specialty Chemicals Corporation ("Huntsman Specialty"), Imperial Chemicals Industries PLC ("ICI") and Huntsman International, the Company acquired assets and stock representing ICI's polyurethane chemicals, selected petrochemicals (including ICI's 80% interest in the Wilton olefins facility) and titanium dioxide businesses and Huntsman Specialty's propylene oxide business. In addition, the Company also acquired the remaining 20% ownership interest in the Wilton olefins facility from BP Chemicals, Limited ("BP Chemicals").

        Holdings is owned 60% by Huntsman Specialty, 30% by ICI and its affiliates, approximately 9% by institutional investors and approximately 1% by HMP Equity Holdings Corporation ("HMP").

  2001 Acquisition

        On March 31, 2001, the Company closed a definitive purchase agreement with an affiliate of Rhodia S.A. for the acquisition of the European surfactants business of Albright & Wilson, a subsidiary of Rhodia S.A., for approximately $180 million.

  2000 Acquisition

        On August 31, 2000, the Company acquired the Morton global thermoplastic polyurethanes business from Rohm and Haas Company for an aggregate purchase price of $120 million.

2.     Summary of Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements of the Company include its majority owned subsidiaries. Intercompany transactions and balances are eliminated.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash Flow Information

        Highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents.

  Securitization of Accounts Receivable

        In September 2000, Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings. The Company adopted SFAS No. 140 during the year ended December 31, 2001 as required. Adoption of the accounting requirements of this standard did not have a material impact on the statement of operations or financial position.

        The Company securitizes certain trade receivables in connection with a revolving securitization program. The Company retains the servicing rights which are a retained interest in the securitized receivables. Losses are recorded on the sale and are based on the carrying value of the receivables as allocated between the receivables sold and the retained interests and their relative fair value at the date of the transfer. Retained interests are subsequently carried at fair value which is estimated based on the present value of expected cash flows, calculated using management's best estimates of key assumptions including credit losses and discount rates commensurate with the risks involved. For more information, see "Note 11—Securitization of Accounts Receivable" below.

  Inventories

        Inventories are stated at the lower of cost or market using the weighted average method.

  Property, Plant and Equipment

        Property, plant and equipment is stated at cost. Depreciation is provided utilizing the straight line method over the estimated useful lives of the assets ranging from 3 to 20 years. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income. Of the total plant and equipment, approximately $458 million is depreciated using the straight-line method on a group basis at a 5% composite rate. When capital assets representing complete groups of property are disposed of, the difference between the disposal proceeds and net book value is credited or charged to income. When miscellaneous assets are disposed of, the difference between asset costs and salvage value is charged or credited to accumulated depreciation.

        Periodic maintenance and repairs applicable to major units of manufacturing facilities are accounted for on the prepaid basis by capitalizing the costs of the turnaround and amortizing the costs over the estimated period until the next turnaround. Normal maintenance and repairs of all other plant and equipment are charged to expense as incurred. Renewals, betterments and major repairs that materially extend the useful life of the assets are capitalized, and the assets replaced, if any, are retired.

        Interest costs are capitalized as part of major construction projects. Interest expense capitalized as part of plant and equipment was $10.5 million, $9.3 million, and $10.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

  Investment in Unconsolidated Affiliates

        Investments in companies in which the Company exercises significant influence, generally ownership interests from 20% to 50%, are accounted for using the equity method.

  Intangible Assets

        Intangible assets, which consist of patents, trademarks, technology and certain other agreements, are stated at their fair market values at the time of acquisition, and are amortized using the straight line method over their estimated useful lives of five to fifteen years or over the life of the related agreement.

  Carrying Value of Long-term Assets

        The Company evaluates the carrying value of long-term assets based upon current and anticipated undiscounted cash flows and recognizes an impairment when such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value.

  Financial Instruments

        The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying value of the Company's senior credit facilities approximates fair value since they bear interest at a floating rate plus an applicable margin. The fair value of the Company's senior notes and senior subordinated discount notes approximate book value. The fair value of the Company's senior subordinated notes and senior discount notes was approximately $893.7 million and $212.6 million, respectively, at December 31, 2002. The fair value of the Company's senior subordinated and senior discount notes was approximately $963.0 million and $236.3 million, respectively, at December 31, 2001. The Company's senior discount notes are thinly traded.

  Derivatives and Hedging Activities

        Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivative instruments as assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for the change in the fair value depends on the use of the instrument. The adoption of SFAS No. 133 resulted in a cumulative increase in net loss of $1.5 million and a cumulative increase to accumulated other comprehensive loss of $1.1 million. For more information, see "Note 13—Derivative Instruments and Hedging Activities."

  Income Taxes

        The Company and its U.S. subsidiaries are organized as limited liability companies. These entities are treated similar to a partnership for U.S. income tax purposes, and therefore are not subject to U.S. federal tax on their income. Subsidiaries outside the U.S. are generally taxed on the income generated in the local country.

        Deferred income taxes are provided for temporary differences between financial statement income and taxable income using the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." The Company does not provide for income taxes or benefits on the undistributed earnings of its international subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.

  Environmental Expenditures

        Environmental related restoration and remediation costs are recorded as liabilities and expensed when site restoration and environmental remediation and cleanup obligations are either known or considered probable and the related costs can be reasonably estimated. Other environmental expenditures, which are principally maintenance or preventative in nature, are recorded when incurred and are expensed or capitalized as appropriate.

  Foreign Currency Translation

        Generally, the accounts of the Company's subsidiaries outside of the United States consider local currency to be functional currency. Accordingly, assets and liabilities are translated at rates prevailing at the balance sheet date. Revenues, expenses, gains and losses are translated at a weighted average rate for the period. Cumulative translation adjustments are recorded to equity as a component of accumulated other comprehensive income. Transaction gains and losses are recorded in the statement of operations and were net gains of $48.3 million, $4.8 million and $8.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

  Revenue Recognition

        The Company generates revenues through sales in the open market, raw material conversion agreements and long-term supply contracts. The Company recognizes revenue when it is realized or realizable and earned, which is when the product is shipped to the customer.

  Research and Development

        Research and development costs are expensed as incurred.

  Earnings per Member Equity Unit

        Earnings per member equity unit is not presented because it is not considered meaningful information due to the Company's ownership by a single equity holder.

  Reclassifications

        Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current presentation.

  Recently Adopted Financial Accounting Standards

        On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Upon adoption of SFAS No. 142, the Company was required to reassess the useful lives of all acquired intangibles and perform an impairment test on goodwill. In the first quarter of 2002, the Company completed the assessment of useful lives and concluded that no adjustment to the amortization period of intangible assets was necessary.

        The initial adoption of SFAS No. 142 had no impact on the Company's financial statements for the year ended December 31, 2002, as the Company has no goodwill.

        On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes a single accounting model for the impairment or disposal of long-lived assets. The impact of adopting this pronouncement was not material.

  Recently Issued Financial Accounting Standards

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS No. 143, the Company will adopt this new accounting standard on January 1, 2003. The Company is currently evaluating the effects of adopting this pronouncement.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Other Technical Corrections." In addition to amending or rescinding pronouncements to make various technical corrections, clarify meanings or describe applicability, SFAS No. 145 precludes companies from recording gains or losses from extinguishment of debt as an extraordinary item. The Company was required to adopt this statement as of January 1, 2003. The adoption of SFAS No. 145 is not expected to have a material effect on our consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. We will adopt this pronouncement in the first quarter of 2003. The adoption of SFAS No. 146 is not expected to have a material effect on the consolidated financial statements.

        In January 2003, the FASB issued Financial Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN No. 45 requires recognition of a liability for the obligation undertaken upon issuing a guarantee. This liability would be recorded at the inception date of the guarantee and would be measured at fair value. The disclosure provisions of the interpretation are effective for the financial statements as of December 31, 2002. The liability recognition provisions apply prospectively to any guarantees issued or modified after December 31, 2002. The Company is currently evaluating the effects of adopting this statement.

3.     Inventories

        Inventories consist of the following (in millions):

	December 31, 2002	December 31, 2001
Raw materials	$130.2	$132.5
Work in progress	25.9	20.4
Finished goods	385.8	328.7

Total	541.9	481.6
Materials and supplies	19.4	19.8

Net	$561.3	$501.4

        In the normal course of operations, the Company exchanges raw materials with other companies. No gains or losses are recognized on these exchanges, and the net open exchange positions are valued at the Company's cost. The Company did not owe any inventory under open exchange agreements at December 31, 2002. The amount deducted from inventory under open exchange agreements owed by the Company at December 31, 2001 was $4.4 million (16.7 million pounds of feedstock and products), which represented the amount payable by the Company under open exchange agreements.

4.     Property, Plant and Equipment

        The cost and accumulated depreciation of property, plant and equipment are as follows (in millions):

	December 31, 2002	December 31, 2001
Land	$42.9	$36.3
Buildings	157.7	129.9
Plant and equipment	3,446.3	2,919.0
Construction in progress	172.7	231.4

Total	3,819.6	3,316.6
Less accumulated depreciation	(748.5)	(477.1)

Net	$3,071.1	$2,839.5

5.     Investments in Unconsolidated Affiliates

        The Company's ownership percentage and investments in unconsolidated affiliates, primarily manufacturing joint ventures, are as follows (in millions):

	December 31, 2002	December 31, 2001
Louisiana Pigment Company, L.P. (50%)	$131.4	$139.8
Rubicon, Inc. (50%)	1.3	5.7
Others	1.2	1.5

Total	$133.9	$147.0

        Summarized approximate financial information of such affiliated companies as a group as of December 31, 2002 and 2001 and for the years then ended is presented below (in millions):

	December 31, 2002	December 31, 2001
Assets	$488.3	$533.1
Liabilities	222.5	229.3
Revenues	651.3	681.4
Net income	0.4	0.5
The Company's equity in:
Net assets	133.9	147.0
Net income	0.2	0.1

6.     Intangible Assets

        The gross carrying amount and accumulated amortization of intangible assets as of December 31, 2002 and 2001 were as follows (dollars in millions):

	December 31, 2002			December 31, 2001
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents, trademarks, and technology	$312.3	$89.9	$222.4	$343.4	$66.0	$277.4
Non-compete agreements	49.1	30.9	18.2	50.1	24.3	25.8
Other intangibles	38.0	5.3	32.7	30.8	1.9	28.9

Total	$399.4	$126.1	$273.3	$424.3	$92.2	$332.1

        Amortization expense for intangibles for the years ended December 31, 2002, 2001 and 2000 was $33.9 million, $33.0 million and $26.3 million, respectively. Estimated future amortization expense for intangible assets through December 31, 2007 is as follows (dollars in millions):

Annual Expense
2003 through 2004	$46.7
2005 through 2007	$38.1

7.     Other Noncurrent Assets

        Other noncurrent assets consist of the following (in millions):

	December 31, 2002	December 31, 2001
Prepaid pension assets	$146.2	$198.4
Debt issuance costs	54.5	57.2
Capitalized turnaround expense	47.6	33.0
Receivables from affiliates	18.6	16.7
Spare parts inventory	46.2	36.2
Other noncurrent assets	19.5	21.4

Total	$332.6	$362.9

8.     Accrued Liabilities

        Accrued liabilities consist of the following (in millions):

	December 31, 2002	December 31, 2001
Raw materials and services	$217.7	$212.7
Interest	61.3	59.1
Taxes (income, property and VAT)	41.4	18.4
Payroll, severance and related costs	67.4	49.7
Volume and rebates accruals	52.5	50.1
Restructuring and plant closing costs	7.1	31.3
Other miscellaneous accruals	76.4	75.4

Total	$523.8	$496.7

9.     Other Noncurrent Liabilities

        Other noncurrent liabilities consist of the following (in millions):

	December 31, 2002	December 31, 2001
Pension liabilities	$82.3	$54.6
Other postretirement benefits	10.8	10.4
Environmental accruals	19.3	22.9
Payable to affiliate	37.9	37.5
Other noncurrent liabilities	8.0	6.5

Total	$158.3	$131.9

10.   Restructuring and Plant Closing Costs

        The Company has incurred restructuring and plant closing costs totaling $7.7 million and $46.6 million for the years ended December 31, 2002 and 2001, respectively.

  2002 Restructuring

        During 2002, the Performance Products segment recorded $4.6 million in charges which relate to restructuring and the write-down of fixed assets. Property, plant and equipment was reduced by $3.0 million as a charge of $1.4 million was recorded to write-down the assets at the surfactants plant in Alcover, Spain which was closed during 2002, and an additional $1.6 million was recorded to write-down the assets of the Italy ETO plant and various closed sales offices. The remaining $1.6 million are for other costs related to the restructuring.

        In 2002, the Pigments segment recorded $3.1 million in asset write-downs related to the closure of the Company's titanium dioxide manufacturing facility in Greatham, UK.

  2001 Restructuring

        During 2001, the Polyurethanes segment announced a cost reduction program which included closure of the Shepton Mallet, U.K. polyols manufacturing facility by the end of 2002 resulting in a charge of $44.7 million. The program included reduction in workforce of approximately 270 employees at the Shepton Mallet facility and other locations. Approximately $7.8 was recorded to write-down the fixed assets, $36.1 for employee termination benefits and $0.8 for other exit costs.

        The Pigments segment recorded $1.9 million in restructuring charges which related to a workforce reduction of approximately 50 employees.

        The restructuring and plant closing costs were recorded in the following accounts: $7.8 million in property, plant, and equipment, and $38.8 million in accrued liabilities. At December 31, 2002 there remained $7.1 million of these costs in accrued liabilities for workforce reductions and other exit costs.

11.   Securitization of Accounts Receivable

        On December 21, 2000, the Company initiated a five-year revolving securitization program under which certain trade receivables were and will be transferred to an off balance sheet special purpose entity at a discount. Under the terms of the agreements, the Company and its subsidiaries continue to service the receivables in exchange for a 1% fee of the outstanding receivables and is subject to recourse provisions. In 2000, proceeds from initial sales totaled approximately $175 million. In October 2002, the Company expanded its accounts receivable securitization program by $25 million. At

December 31, 2002, the special purpose entity had outstanding $180 million in mid-term notes and $100 million in commercial paper.

        For the years ended December 31, 2002 and 2001, new sales totaled approximately $3,220 million and $3,132 million, respectively, and cash collections reinvested totaled approximately $3,160 million and $3,180 million, respectively. Servicing fees received were approximately $3 million each year for the years 2002 and 2001, and are recorded as a reduction in the loss on sale of accounts receivable in the statements of operations. The retained interest in the receivables was approximately $112 million and $60 million, and as of December 31, 2002 and 2001, respectively. The value of the retained interest is subject to credit and interest rate risk.

        The key economic assumptions used in valuing the residual interest at December 31, 2002 are presented below:

Weighted average life (in months)	2
Credit losses (annual rate)	Less than 1%
Discount rate (annual rate)	5%

        A 10% and 20% adverse change in any of the key economic assumptions would not have a material impact on the fair value of the retained interest. Total receivables over 60 days past due as of December 31, 2002 and 2001 were $11.2 million and $15.6 million, respectively.

12.   Long-term Debt

        Long-term debt outstanding as of December 31, 2002 and 2001 is as follows (in millions):

	December 31, 2002	December 31, 2001
Senior Secured Credit Facilities:
Revolving loan facility	$67.0	$110.6
Term A dollar loan	109.7	195.6
Term A euro loan (in U.S. dollar equivalent)	138.5	208.6
Term B loan	526.3	553.7
Term C loan	526.3	553.7
Senior Notes	300.0	—
Senior Subordinated Notes	1,076.8	1,003.1
Senior Discount Notes	381.8	335.5
Senior Subordinated Discount Notes	308.9	266.3
Other long-term debt	29.2	12.6

Subtotal	3,464.5	3,239.7
Less current portion	(43.9)	(5.3)

Total	$3,420.6	$3,234.4

  Senior Secured Credit Facilities

        The revolving loan facility of up to $400 million matures on June 30, 2005 with no scheduled commitment reductions. Both the term A dollar loan and the term A euro loan facilities mature on June 30, 2005 and are payable in semi-annual installments commencing December 31, 2003 with the amortization increasing over time. The term B loan facility matures on June 30, 2007 and the term C loan facility matures on June 30, 2008. The term B and term C loan facilities require payments in annual installments of $5.48 million each, commencing June 30, 2004, with the remaining unpaid balances due on final maturity.

        Interest rates for the Company's senior secured credit facilities (the "Senior Secured Credit Facilities") are based upon, at the Company's option, either a eurocurrency rate (libor) or a base rate (prime) plus the applicable spread. The applicable spreads vary based on a pricing grid, in the case of eurocurrency based loans, from 1.25% to 4.25% per annum depending on the loan facility and whether specified conditions have been satisfied and, in the case of base rate loans, from zero to 3.00% per annum. As of December 31, 2002, 2001 and 2000 the average interest rates on the Senior Secured Credit Facilities were 5.8%, 7.6% and 9.2%, respectively.

        The obligations of Huntsman International under the Senior Secured Credit Facilities are supported by guarantees of the Company and Huntsman International's domestic and certain foreign subsidiaries (collectively the "Guarantors") as well as pledges of 65% of the voting stock of certain non-U.S. subsidiaries.

        The Senior Secured Credit Facilities contain covenants relating to incurrence of debt, purchase and sale of assets, limitations on investments, affiliate transactions, change in control provisions and maintenance of certain financial ratios. The financial covenants include a leverage ratio, interest coverage ratio, minimum consolidated net worth level and a limit on capital expenditures. The Senior Secured Credit Facilities also limit the payment of dividends generally to the amount required by the members to pay income taxes. Management believes that the Company and Huntsman International are in compliance with the covenants of the Senior Secured Credit Facilities as of December 31, 2002.

        Huntsman Specialty has an obligation to purchase ICI's 30% interest in Holdings (the "ICI 30% Interest") on or before July 1, 2003. In addition, HMP has an option to acquire the ICI 30% Interest on or before May 15, 2003, which was originally granted pursuant to an agreement with ICI (the "Option Agreement"). Concurrently, $160 million was paid to ICI for the Company's senior subordinated discount notes due 2009 that were originally issued to ICI (the "B Notes"), subject to certain conditions including the obligation to make an additional payment of $100 million plus accrued interest to ICI. The B Notes have been pledged to ICI as collateral security for such additional payment. The Huntsman Specialty obligation is secured by a lien on 30% of the outstanding membership interests in Holdings held by Huntsman Specialty (the "HIH Pledged Interest"). The Option Agreement does not terminate Huntsman Specialty's obligations to ICI. However, if HMP exercises the option, Huntsman Specialty's obligation would be effectively terminated. If HMP does not exercise the option, Huntsman Specialty would continue to be obligated to ICI. Accordingly, if neither HMP exercises its option nor Huntsman Specialty otherwise satisfies its obligation to ICI with respect to ICI's put right, ICI could foreclose on the Holdings Pledged Interest. Such a foreclosure would constitute a "change of control" and an event of default under the HI Credit Facilities and would give certain put rights to the holders of the HI Notes and the holders of the HIH Notes.

  Senior Notes and Senior Subordinated Notes

        In March 2002, Huntsman International issued $300 million 9.875% Senior Notes (the "Senior Notes"). Interest on the notes is payable semi-annually and the Senior Notes mature on March 1, 2009. The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantors. The Senior Notes may be redeemed, in whole or in part, at any time by Huntsman International prior to March 1, 2006 at 100% of the face value plus a "make whole" premium, as defined in the applicable indenture. After March 1, 2006, the Senior Notes may be redeemed, in whole or in part, at a redemption price decline from 104.937% to 100% after March 1, 2008.

        The Company also has outstanding $600 million and €450 million 10.125% Senior Subordinated Notes (the "Notes"). Interest on the Notes is payable semi-annually and the Notes mature on July 1, 2009. The Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantors. The Notes may be redeemed, in whole or in part, at any time by the Company on or after

July 1, 2004, at percentages ranging from 105% to 100% at July 1, 2007 of their face amount, plus accrued and unpaid interest.

        The Senior Notes and the Notes contain covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. They also contain a change of control provision requiring Huntsman International to offer to repurchase the Senior Notes and the Notes upon a change of control. Management believes that Huntsman International is in compliance with the covenants of the Senior Notes and the Notes as of December 31, 2002.

  Senior Discount Notes and Senior Subordinated Discount Notes

        On June 30, 1999, the Company issued Senior Discount Notes and Senior Subordinated Discount Notes (collectively, the "Discount Notes") to ICI with initial stated values of $242.7 million and $265.3 million, respectively. The Discount Notes are due December 31, 2009. Interest on the Senior Discount Notes will accrue at 13.375% per annum. The Senior Discount Notes are redeemable prior to July 2004 for an amount equal to the net present value of 106.688% of the projected July 1, 2004 accreted value and thereafter at stipulated redemption prices declining to 100% of accreted value in 2007. The Senior Subordinated Discount Notes had a stated rate of 8% that originally was to reset to a market rate in June 2002 and can be redeemed at 100% of accreted value at any time until June 30, 2004. On December 21, 2001, the Company and ICI agreed to modify the terms of the Senior Subordinated Discount Notes, including deferring the reset date until September 2004. For financial reporting purposes, the Senior Subordinated Discount Notes were initially recorded at their estimated fair value of $224 million based upon prevailing market rates at June 30, 1999. Interest on the Discount Notes is paid in kind. The Senior Discount Notes contain limits on the incurrence of debt, restricted payments, liens, transactions with affiliates, and merger and sales of assets. As of December 31, 2002 and 2001, the Senior Discount Notes include $139.1 million and $92.8 million of accrued interest, respectively. As of December 31, 2002 and 2001, the Senior Subordinated Discount Notes include $83.8 million and $57.4 million of accrued interest, respectively, and $40.2 million and $56.4 million of discount, respectively.

        On December 21, 2001 the Company and ICI agreed to modify the terms of the Senior Subordinated Discount Notes. The interest rate reset date was deferred until September 2004. The modification of the terms resulted in a significant decrease in the present value of the future cash flow of the debt and, as a result, the debt was treated effectively as an extinguishment and reissuance of the debt. The debt was recorded using a 16% interest rate, the estimated market rate for the debt as of December 20, 2001. The reduction in the debt of $47.4 million has been reflected as a capital contribution as the debt was held by a related party.

        The scheduled maturities of long-term debt are as follows (in millions):

December 31, 2002
2003	43.9
2004	148.6
2005	156.2
2006	12.9
2007	517.1
Later Years	2,585.8

$3,464.5

13.   Derivative Instruments and Hedging Activities

        The Company is exposed to market risks, such as changes in interest rates, currency exchange rates and commodity pricing. As a result, the Company enters into transactions including derivative instruments to manage these risks. The overall risk management philosophy of the Company is to manage the downside risks of these activities. Primary goals of the Company's risk management activities include: (1) reducing the impact of fluctuations in variable interest rates and meeting the requirements of certain credit agreements; (2) reducing the short-term impact from certain movements in foreign exchange rates on earnings; (3) reducing the variability in the purchase price of certain feedstocks; and (4) hedging the net investment position in euro functional currency entities.

  Interest Rate Hedging

        Through the Company's borrowing activities, it is exposed to interest rate risk. Such risk arises due to the structure of the Company's debt portfolio, including the duration of the portfolio and the mix of fixed and floating interest rates. The Company's senior credit facilities require that a certain portion of debt be at fixed rates through either interest rate hedges or through other means that provide a similar effect. Actions taken to reduce interest rate risk include managing the mix and rate characteristics of various interest bearing liabilities as well as entering into interest rate swaps, collars and options.

        As of December 31, 2002 and 2001, the Company had entered into various types of interest rate contracts to manage its interest rate risk on its long-term debt as indicated below (in millions):

	December 31, 2002	December 31, 2001
Pay fixed swaps
Notional amount	$202.4	$319.2
Fair value	$(11.8)	$(12.7)
Weighted average pay rate	5.72%	5.84%
Maximum weighted average pay rate	6.62%	6.55%
Maturing	2004	2002-2004
Interest rate collars
Notional amount	$150.0	$275.0
Fair value	$(11.6)	$(8.3)
Weighted average cap rate	7.00%	7.00%
Weighted average floor rate	5.08%	5.35%
Maximum weighted average floor rate	6.25%	6.12%
Maturing	2004	2002-2004

        The Company purchases both interest rate swaps and interest rate collars to reduce the impact of changes in interest rates on its floating-rate long-term debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. The collars entitle the Company to receive from the counterparties (major banks) the amounts, if any, by which the Company's interest payments on certain of its floating-rate borrowings exceed a certain rate, and require the Company to pay to the counterparties (major banks) the amount, if any, by which the Company's interest payments on certain of its floating-rate borrowings are less than a certain rate.

        The majority of the interest rate contracts have been designated as cash flow hedges of future interest payments on its variable rate debt. The fair value of these interest rate contracts designated as hedges as of December 31, 2002 and 2001 was a loss of approximately $15.6 million and $13.4 million, respectively, which is recorded in other noncurrent liabilities and in accumulated other comprehensive income (loss) to the extent of the effective portions of the hedging instruments. Gains and losses related to these contracts will be reclassified from other comprehensive income (loss) into earnings in the periods in which the related hedged interest payments are made. As of December 31, 2002, losses of approximately $9.8 million are expected to be reclassified into earnings over the next twelve months. Gains and losses on these agreements, including amounts recorded related to hedge ineffectiveness, are reflected as interest expense in the statement of operations. A net loss of $4.2 million was recorded in interest expense in the year ended December 31, 2002. A net gain of $2.9 million was recorded in interest expense in the year ended December 31, 2001.

        As of December 31, 2002 and 2001 swap agreements with a fair value liability of $7.8 million and $7.6 million, respectively have not been designated as a hedge for financial reporting purposes. Accordingly, $0.2 million and $7.6 million for the years ended December 31, 2002 and 2001 is recognized in interest expense.

        The Company is exposed to credit losses in the event of nonperformance by a counterparty to the derivative financial instruments. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. Market risk arises from changes in interest rates.

  Foreign Currency Rate Hedging

        The Company may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. These contracts are not designated as hedges for financial reporting purposes and are recorded at fair value. As of December 31, 2002, there was a notional amount of $1.8 million outstanding for such contracts. At December 31, 2001, there were no outstanding contracts. During the years ended December 31, 2002 and 2001, the Company recognized losses of $0.1 million and $3.0 million, respectively, from these activities.

  Commodity Price Hedging

        Because feedstocks used by the Company are subject to price volatility, the Company uses commodity futures and swaps to reduce the risk associated with certain of these feedstocks. These instruments are designated as cash flow hedges of future inventory purchases and fair value hedges of inventory currently held and trading activities. The mark-to-market gains and losses of qualifying cash flow hedges are recorded as a component of other comprehensive income until the underlying transactions are recognized in earnings. The mark-to-market gains and losses of non-qualifying, excluded and ineffective portions of hedges are recorded in cost of goods sold in the accompanying statement of operations. For the year ended December 31, 2002, there were no gains or losses on derivatives qualifying as cash flow hedges. As of December 31, 2002, the fair value of all commodity derivatives included in other current liabilities was $0.8 million. For the year ended December 31, 2001, the net losses on derivatives qualifying as cash flow hedges were $0.9 million and were recorded in other comprehensive income. As of December 31, 2001 the fair value of all commodity derivatives included as other current assets and current liabilities was $1.0 million and $1.1 million, respectively.

        During the year ended December 31, 2002 and 2001, the Company recorded $3.5 million and $11.1 million, respectively, as an increase in cost of goods sold related to net losses from settled contracts and the change in fair value (unrealized gains and losses) on the contracts that are effective economic hedges of commodity price exposures, but do not meet the SFAS No. 133 definition of hedging instruments. As of December 31, 2002, $0.8 million and $0.2 million, were included in other current assets and liabilities, respectively. As of December 31, 2001, $2.0 million and $1.0 million were included in other current assets and liabilities, respectively.

  Net Investment Hedging

        The Company hedges its net investment position in euro functional currency entities. To accomplish this, a portion of the Company's debt is euro denominated and designated as a hedge of net investments. Currency effects of these hedges produced net losses of approximately $95.9 million and net gains of approximately $19.5 million, in other comprehensive income (foreign currency translation adjustments) for the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002 and 2001, there was a cumulative net loss of approximately $32.7 million and a cumulative net gain of approximately $63.2 million, respectively.

14.   Income Taxes

        The income (loss) before income tax consists of the following (in millions):

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
U.S. income (loss)	$12.2	$(116.0)	$(15.2)
Foreign income (loss)	(122.3)	(45.7)	130.2

Total	$(110.1)	$(161.7)	$115.0

        The provision (benefit) for income taxes consists of the following (in millions):

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
U.S.:
Current	$1.4	$0.4	$0.4
Deferred	—	—	—
Foreign:
Current	16.9	16.7	23.5
Deferred	(59.8)	(43.1)	6.3

Total	$(41.5)	$(26.0)	$30.2

        The following schedule reconciles the differences between the United States federal income taxes at the United States statutory rate to the Company's provision (benefit) for income taxes (in millions):

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Income taxes at U.S. federal statutory rate	$(38.6)	$(56.6)	$40.3
Income not subject to U.S. federal income tax	8.0	40.5	9.4
State income taxes	0.4	0.4	0.3
Foreign country incentive tax benefits	(17.0)	(14.5)	(13.3)
Foreign country currency exchange gain (loss)	0.8	0.3	(4.4)
Foreign income tax rate in excess of federal statutory rate	8.8	4.4	0.4
Other	(3.9)	(0.5)	(2.5)

Total	$(41.5)	$(26.0)	$30.2

Effective income tax rate	38%	16%	26%

        The components of deferred tax assets and liabilities are as follows (in millions):

	December 31, 2002		December 31, 2001
	Current	Long-term	Current	Long-term
Deferred income tax assets:
Net operating loss carryforwards	$—	$200.9	$—	$122.5
Tax basis of plant and equipment in excess of book basis	—	38.9	—	38.7
Employee benefits	—	6.1	—	3.6
Other accruals and reserves	45.2	—	10.8	—
Valuation allowance	—	(10.1)	(6.5)	(22.7)

Total	45.2	235.8	4.3	142.1
Deferred income tax liabilities:
Book basis of plant and equipment in excess of tax basis	—	(381.4)	—	(346.7)
Employee benefits	—	(69.5)	—	(58.0)
Other accruals and reserves	(14.0)	—	(10.0)	—

Total	(14.0)	(450.9)	(10.0)	(404.7)

Net deferred tax asset (liability)	$31.2	$(215.1)	$(5.7)	$(262.6)

        The Company has net operating loss carryforwards ("NOLs") of approximately $622 million in various foreign jurisdictions. Most of the NOLs have no expiration date. The remaining NOLs begin to expire in 2006. If the valuation allowance is reversed, substantially all of the benefit will be allocated to reduce other noncurrent intangible assets. During 2002 and 2001, respectively, the Company reversed $19.1 million and $18.2 million of the valuation allowance and reduced goodwill by $17.5 million and $18.2 million, respectively.

        The Company does not provide for income taxes or benefits on the undistributed earnings of its international subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. In consideration of the Company's corporate structure, upon distribution of these earnings, certain of the Company's subsidiaries would be subject to both income taxes and withholding taxes in the various international jurisdictions. It is not practicable to estimate the amount of taxes that might be payable upon distribution.

        The Company is treated as a partnership for U.S. federal income tax purposes and as such is generally not subject to U.S. income tax, but rather such income is taxed directly to the Company's owners. The net difference of the book basis of the U.S. assets and liabilities over the tax basis of those assets and liabilities is approximately $377 million.

15.   Other Comprehensive Income (loss)

        The components of other comprehensive income (loss) are as follows (in millions):

	December 31, 2002		December 31, 2001		December 31, 2000		January 1, 2000
	Accumulated income (loss)	Income (loss)	Accumulated income (loss)	Income (loss)	Accumulated income (loss)	Income (loss)	Accumulated income (loss)
Foreign currency translation adjustments	$(38.5)	$147.2	$(185.7)	$(65.0)	$(120.7)	$(118.0)	$(2.7)
Additional minimum pension liability, net of tax of $37.7 million	(88.1)	(88.1)	—	—	—	—	—
Additional minimum pension liability—unconsolidated affiliate	(5.4)	(5.4)	—	—	—	—	—
Unrealized loss on securities	(2.7)	(2.7)	—	—	—	—	—
Net unrealized loss on derivative instruments	(11.6)	2.4	(14.0)	(14.0)	—	—	—
Cumulative effect of accounting change	(1.1)	0.0	(1.1)	(1.1)	0.0	0.0	0.0

Total	$(147.4)	$53.4	$(200.8)	$(80.1)	$(120.7)	$(118.0)	$(2.7)

16.   Employee Benefit Plans

  Defined Benefit and Other Postretirement Benefit Plans

        The Company sponsors various contributory and non-contributory defined benefit pension plans covering employees in the U.S., the U.K., Netherlands, Belgium, Canada and a number of other countries. The Company funds the material plans through trust arrangements (or local equivalents) where the assets of the fund are held separately from the employer. The level of funding is in line with local practice and in accordance with the local tax and supervisory requirements. The plan assets consist primarily of equity and fixed income securities.

        The Company also sponsors unfunded post-retirement benefit plans other than pensions which provide medical and life insurance benefits covering certain employees in the U.S. and Canada. In 2002, the healthcare trend rate used to measure the expected increase in the cost of benefits was assumed to be 11% per annum decreasing to 5.0% per annum after five years. In 2001, the healthcare trend rate used to measure the expected increase in the cost of benefits was assumed to be 8% per annum decreasing to 5% per annum after seven years.

        The following table sets forth the funded status of the plans and the amounts recognized in the consolidated balance sheet at December 31, 2002 and 2001 (in millions):

	Year Ended December 31, 2002		Year Ended December 31, 2001
	Defined Benefit Plans	Other Postretirement Benefit Plans	Defined Benefit Plans	Other Postretirement Benefit Plans
Change in benefit obligation
Benefit obligation as of beginning of year	$959.0	$10.3	$857.3	$10.0
Service cost	34.1	0.4	28.9	0.3
Interest cost	56.4	0.7	52.4	0.6
Plan losses	1.8	0.8	20.4	1.4
Foreign exchange impact	124.3	—	(26.0)	(0.1)
Benefits paid	(42.1)	(0.6)	(27.3)	(0.6)
Employee contributions	2.4	—	2.0	—
Plan amendments	4.3	—	0.7	—
Acquisitions	—	—	50.3	—
Other	4.2	—	0.3	(1.3)

Benefit obligation as of end of year	$1,144.4	$11.6	$959.0	$10.3

Change in plan assets
Market value of plan assets as of beginning of year	$930.8	$—	$1,001.4	$—
Actual return on plan assets	(129.3)	—	(80.4)	—
Company contributions	34.4	—	20.9	—
Foreign exchange impact	110.3	—	(31.9)	—
Benefits paid	(41.8)	—	(26.7)	—
Employee contributions	2.4	—	2.0	—
Acquisitions	0.5	—	44.4	—
Other	0.6	—	1.1	—

Market value of plan assets as of end of year	$907.9	$—	$930.8	$—

Funded status
Funded status	$(236.5)	$(11.6)	$(28.2)	$(10.3)
Unrecognized net actuarial loss	427.1	2.4	194.8	1.6
Unrecognized prior service cost	5.8	(1.6)	5.1	(1.7)
Adjustment to recoginize minimum pension liability in other comprehensive income	(131.5)	—	—	—

Accrued benefit cost	$64.9	$(10.8)	$171.7	$(10.4)

Change in funded status
Prepaid (accrued) expense as of beginning of year	$171.7	$(10.4)	$172.2	$(10.1)
Net periodic pension cost	(34.8)	(1.0)	(8.0)	(1.0)
Employer contributions	34.4	—	20.9	—
Foreign exchange impact	27.9	—	(6.9)	0.1
Benefits paid	0.6	0.6	0.5	0.6
Other items	(3.4)	—	(7.0)	—
Adjustment to recognize minimum pension liability in other comprehensive income	(131.5)	—	—	—

Prepaid (accrued) expense as of end of year	$64.9	$(10.8)	$171.7	$(10.4)

Components of net periodic benefit cost
Service cost	$36.4	$0.5	$31.0	$0.3
Employee contributions	(2.4)	—	(2.1)	—
Interest cost	56.4	0.8	52.4	0.6
Return on plan assets	(67.5)	—	(73.4)	—
Unrecognized gains	11.9	(0.1)	0.1	0.1

Net periodic cost	$34.8	$1.2	$8.0	$1.0

        The following assumptions were used in the above calculations:

	Year Ended December 31, 2002		Year Ended December 31, 2001
	Defined Benefit Plans	Other Postretirement Benefit Plans	Defined Benefit Plans	Other Postretirement Benefit Plans
Weighted-average assumptions as of December 31, 2002
Discount rate	5.51%	6.62%	5.74%	7.03%
Expected return on plan assets	7.00%	N/A	7.05%	N/A
Rate of compensation increase	3.39%	4.00%	3.46%	4.00%

        The following table sets forth the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit plans as of December 31, 2002 and 2001:

	December 31, 2002	December 31, 2001
Defined benefit plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$765.4	$65.2
Accumulated benefit obligation	616.3	48.6
Fair value of plan assets	544.8	25.1
Defined benefit plans with plan assets in excess of accumulated benefit obligations:
Projected benefit obligation	$379.0	$893.9
Accumulated benefit obligation	341.7	781.3
Fair value of plan assets	363.1	904.7

        In addition to the benefit plans described above, certain employees of Huntsman International participate in pension plans of Huntsman LLC. As of December 31, 2002 and 2001, an allocation of the pension liability of $3.1 million and $2.8 million, respectively, was recorded as other noncurrent liabilities.

  Defined Contribution Plans

        The Company has defined contribution plans covering its domestic employees and employees in some foreign subsidiaries who have completed at least two years of service.

        The Company's total combined expense for the above defined contribution plans for the years ended December 31, 2002, 2001 and 2000 were approximately $6.1 million, $6.3 million, and $2.9 million, respectively.

17.   Commitments and Contingencies

        The Company has various purchase commitments for materials and supplies entered into in the ordinary course of business. These agreements extend from three to ten years and the purchase price is generally based on market prices subject to certain minimum price provisions.

        The Company is a party to various proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Based in part on the indemnities provided to the Company by ICI and Huntsman Specialty in connection with the transfer of businesses to the Company and insurance coverage, management does not believe that the outcome of any of these matters will have a material adverse effect on financial condition or results of operations.

18.   Environmental Matters

        The operation of any chemical manufacturing plant and the distribution of chemical products and their related production of by-products and wastes, entails risk of adverse environmental effects. As a result, the Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, the Company is subject to frequent environmental inspections and monitoring by governmental enforcement authorities. In addition, the Company's production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial fines and civil or criminal sanctions. Moreover, changes in environmental regulations could inhibit or interrupt the Company's operations, or require it to change its equipment or operations, and any such changes could have a material adverse effect on its businesses. Accordingly, given the Company's businesses, environmental or regulatory matters may cause us significant unanticipated losses, costs or liabilities.

        Under some environmental laws, the Company may be jointly and severally liable for the costs of environmental contamination on or from its properties and at off-site locations where it disposed of or arranged for the disposal or treatment of hazardous wastes. For example, in the United States under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and similar state laws, a current owner or operator of real property may be liable for such costs regardless of whether the owner or operator owned or operated the real property at the time of the release of the hazardous substances and regardless of whether the release or disposal was in compliance with law at the time it occurred. In addition, under the United States Resource Conservation and Recovery Act of 1976, as amended, and similar state laws, as the holder of permits to treat or store hazardous wastes, the Company may, under some circumstances, be required to remediate contamination at its properties regardless of when the contamination occurred. Similar laws are being developed or are in effect to varying degrees in other parts of the world, most notably in the EU. For example, in the U.K., the contaminated land regime now provides a detailed framework for the identification, management and remediation of contaminated sites. This law will likely increase governmental scrutiny of the Company's U.K. facilities.

        The Company may also incur future costs for capital improvements and general compliance under environmental laws, including costs to acquire, maintain and repair pollution control equipment. Capital expenditures are planned, for example, under national legislation implementing the EU Directive on Integrated Pollution Prevention and Control. Under this directive the majority of the Company's European plants will, over the next few years, be required to obtain governmental authorizations which will regulate air and water discharges, waste management and other matters relating to the impact of operations on the environment, and to conduct site assessments to evaluate environmental conditions. Although the implementing legislation in most Member States is not yet in effect, it is likely that additional expenditures may be necessary in some cases to meet the requirements of authorizations under this directive. In particular, the Company believes that related expenditures to upgrade its wastewater treatment facilities at several sites may be necessary and associated costs may be material. Wastewater treatment upgrades unrelated to this initiative also are planned at certain facilities. In addition, the Company may also incur material expenditures, beyond currently anticipated expenditures, in complying with EU Directives, including the Directive on Hazardous Waste Incineration, the Seveso II Directive, which governs major accident hazards, as well as the Water Framework Directive. It is also possible that additional expenditures to reduce air emissions at two of the Company's U.K. facilities may be material. Capital expenditures and, to a lesser extent, costs and operating expenses relating to environmental matters will be subject to evolving regulatory requirements and will depend on the timing of the promulgation and enforcement of specific standards which impose requirements on the Company's operations. Therefore, the Company cannot assure you that material capital expenditures beyond those currently anticipated will not be required under environmental laws.

        The Company's operations involve the handling, transportation and use of numerous hazardous substances. From time to time, these operations may result in violations under environmental laws including spills or other releases of hazardous substances into the environment. In the event of a catastrophic incident, the Company could incur material costs or experience interruption in its operations as a result of addressing the incident and implementing measures to prevent such incidents in the future. Currently, the Company is aware of the following matters:

        The Texas Commission on Environmental Quality (the "TCEQ," formerly the Texas Natural Resource Conservation Commission or TNRCC) has issued certain notices of violation relating to air emissions and wastewater issues at the Company's Port Neches, Texas facility and filed an amended administrative petition with respect to certain of these violations on January 12, 2001. The Company met with the TCEQ on several occasions in 2001 and early 2002 and reached a tentative settlement with the agency on penalties totaling $100,000. Although management does not anticipate it, it is possible that the terms of an air permit, which the Company applied for as a result of the settlement, may cause it to incur costs related to equipment serving this plant and others in the vicinity that could be material.

        On October 6, 2002, a leak of sulphuric acid from two tanks located near the Company's Whitehaven, U.K. plant was discovered. About 342 to 347 tonnes of acid were released onto the ground and into the soil near the tanks. Although the Company took immediate steps to contain the spillage and recover acid, a quantity of acid reached a nearby beach via a geological fault. The Company believes the tanks were not owned by the Company; however, it did own the acid in the tanks. The EA and the Health and Safety Executive are investigating the incident. Whether charges will be brought or other actions taken by the regulatory authorities is unknown at this time. Although the Company can give no assurances, based on currently available information and its understanding of similar investigations and penalties in the past, the Company believes that, if any charges are brought or actions taken and the Company is ultimately found to be legally responsible, the probable penalties would not be material to its financial position or results of operations.

        The Company is aware that there is or may be soil or groundwater contamination at some of its facilities resulting from past operations. Based on available information and the indemnification rights (including indemnities provided by Huntsman Specialty, ICI, Rhodia S.A. and The Dow Chemical Company, for the facilities that each of them transferred to the Company), the Company believes that the costs to investigate and remediate known contamination will not have a material adverse effect on its financial condition, results of operations or cash flows; however, it cannot give any assurance that such indemnities will fully cover the costs of investigation and remediation, that it will not be required to contribute to such costs or that such costs will not be material.

        By letter dated March 6, 2003, the Company's subsidiary, Huntsman Ethyleneamines Ltd., was notified by the TCEQ of a probable enforcement action arising out of the inspection of the Freeport, Texas facility on December 16-19, 2002. Seven types of violations relating to Texas Clean Air Act requirements were cited. No penalty demand was made, although penalties are expected.

        Given the nature of the Company's business, violations of environmental laws may result in restrictions imposed on its operating activities, substantial fines, penalties, damages or other costs, any of which could have a material adverse effect on its business, financial condition, results of operations or cash flows.

19.   Related-party Transactions

        The Company shares numerous services and resources with Huntsman LLC (the 60% owner of Holdings), ICI, and subsidiaries of both companies. In accordance with various agreements Huntsman LLC and ICI provide management, operating, maintenance, steam, electricity, water and other services to the Company. The Company also relies on Huntsman LLC, ICI and their subsidiaries to supply certain raw materials and to purchase products. Rubicon, Inc., and Louisiana Pigment Company are unconsolidated 50 percent owned affiliates of the Company. The amounts which the Company purchased from or sold to related parties are as follows (in millions):

	Year Ended December 31, 2002		Year Ended December 31, 2001		Year Ended December 31, 2000
	Purchases From	Sales To	Purchases From	Sales To	Purchases From	Sales To
Huntsman LLC and subsidiaries	$226.6	$57.7	$217.5	$73.8	$194.9	$80.3
ICI and subsidiaries	188.6	252.6	235.5	286.2	393.6	370.2
Unconsolidated affiliates	392.7	23.4	537.5	16.0	580.7	14.0

        Included in purchases from Huntsman LLC and its subsidiaries for the years ended December 31, 2002, 2001 and 2000 is $65 million, $54 million, and $64 million, respectively, of allocated management costs which are reported in selling, general and administrative expenses. The amounts which the Company is owed or owes to related parties are as follows (in millions):

	December 31, 2002		December 31, 2001
	Receivables From	Payables To	Receivables From	Payables To
Huntsman LLC and subsidiaries	$16.3	$47.1	$14.7	$44.0
ICI and subsidiaries	39.9	6.3	34.5	2.5
Unconsolidated affiliates	9.0	29.5	16.1	70.2

20.   Lease Commitments

        The Company leases a number of assets which are accounted for as operating leases. The lease obligation reflected in the Company's statement of operations as rental expense, totaled $15.8 million, $18.5 million and $23.7 million for the three years ended December 31, 2002, 2001and 2000, respectively. The minimum future rental payments due under existing agreements are by year (in millions):

Year	Amount
2003	$16.8
2004	12.5
2005	8.7
2006	6.1
2007	5.3
Later years	51.0

        The Company also has lease obligations accounted for as capital leases which are included in other long term debt. The present value of the future net minimum lease payments is $13.7 million at December 31, 2002.

21.   Industry Segment and Geographic Area Information

        The Company derives its revenues, earnings and cash flows from the manufacture and sale of a wide variety of specialty and commodity chemical products. The Company has four reportable operating segments: Polyurethanes, Performance Products, Pigments and Base Chemicals. During 2002 the Company realigned its principal operating segments. The most significant change was the split of the former Specialty Chemicals segment into two segments: Polyurethanes and Performance Products. The former Tioxide segment was renamed Pigments and the former Petrochemicals segment was renamed Base Chemicals.

        The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, TDI, TPU, polyols, aniline, PO, TBA and MTBE
Performance Products	Surfactants, ethyleneamines and other performance chemicals
Pigments	Titanium dioxide
Base Chemicals	Ethylene, propylene, benzene, cyclohexane and paraxylene

        Sales between segments are generally recognized at external market prices. For the years ended December 31, 2002, 2001 and 2000, sales to ICI and its affiliates accounted for approximately 6%, 6%, and 8% of consolidated revenues, respectively.

        Financial information for each of the Company's reportable operating segments is as follows (dollars in millions):

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Net Sales:
Polyurethanes	$2,066.0	$2,073.7	$2,065.3
Performance Products	574.3	455.3	43.2
Pigments	880.3	872.1	955.8
Base Chemicals	1,097.5	1,268.6	1,485.5
Eliminations	(100.0)	(94.5)	(101.9)

Total	$4,518.1	$4,575.2	$4,447.9

Segment Income (Loss)(1):
Polyurethanes	$230.4	$132.7	$218.3
Performance Products	16.6	16.4	—
Pigments	14.0	95.6	172.8
Base Chemicals	(33.4)	(23.0)	39.8

Total	227.6	221.7	430.9
Unallocated administrative and other items(3)	0.5	(48.6)	(7.2)

Operating income	$228.1	$173.1	$423.7

EBITDA(2):
Polyurethanes	$365.1	$262.7	$350.2
Performance Products	27.2	21.1	—
Pigments	68.3	139.4	214.4
Base Chemicals	13.8	20.4	86.6
Unallocated administrative and other items(3)	5.7	(58.2)	(29.0)

Total	$480.1	$385.4	$622.2

Depreciation and Amortization:
Polyurethanes	$134.7	$130.1	$115.7
Performance Products	10.6	4.6	—
Pigments	54.2	43.8	41.8
Base Chemicals	47.3	43.4	42.9
Unallocated administrative and other items(3)	9.4	5.2	3.2

Total	$256.2	$227.1	$203.6

Capital Expenditures:
Polyurethanes	$58.3	$77.6	$81.5
Performance Products	11.5	5.9	—
Pigments	97.4	161.4	86.3
Base Chemicals	23.3	29.3	32.5
Unallocated administrative and other items(3)	—	16.8	4.2

Total	$190.5	$291.0	$204.5

Total Assets:
Polyurethanes	$3,489.4	$3,217.4	$3,236.8
Performance Products	307.7	316.2	—
Pigments	1,415.3	1,386.6	1,308.4
Base Chemicals	1,052.6	939.3	1,046.6
Unallocated administrative and other items(3)	3,337.0	3,246.1	3,144.7
Eliminations	(4,557.9)	(4,279.1)	(3,958.6)

Total	$5,044.1	$4,826.5	$4,777.9

(1)
Segment income is defined as operating income excluding unallocated corporate overhead.

(2)
EBITDA is defined as earnings from continuing operations before interest, depreciation and amortization and taxes.

(3)
Unallocated administrative and other items includes unallocated corporate overhead, loss on sale of accounts receivable, foreign exchange gains or losses and other non-operating income (expense).

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
	(In millions)
By Geographic Area
Net Sales:
United States	$1,742.4	$1,573.1	$1,537.7
United Kingdom	1,537.9	1,628.5	1,809.7
Netherlands	894.6	929.8	802.4
Other nations	1,457.6	1,344.5	1,116.4
Adjustments and eliminations	(1,114.4)	(900.7)	(818.3)

Total	$4,518.1	$4,575.2	$4,447.9

Long-lived Assets:
United States	$1,172.0	$1,251.4	$1,278.1
United Kingdom	1,153.2	1,022.2	946.0
Netherlands	396.3	338.3	345.4
Other nations	714.3	611.7	534.6
Corporate	3.1	18.6	(18.1)

Total	$3,438.9	$3,242.2	$3,086.0

22.   Selected Quarterly Financial Data (Unaudited—in millions)

	Three Months Ended March 31, 2002	Three Months Ended June 30, 2002	Three Months Ended September 30, 2002	Three Months Ended December 31, 2002	Year Ended December 31, 2002
Revenues	$997.9	$1,175.0	$1,195.2	$1,150.0	$4,518.1
Gross profit	125.5	157.6	174.9	157.4	615.4
Operating income	24.5	81.8	67.9	53.9	228.1
Net income (loss)	(31.4)	7.3	(13.3)	(31.1)	(68.5)
	Three Months Ended March 31, 2001	Three Months Ended June 30, 2001	Three Months Ended September 30, 2001	Three Months Ended December 31, 2001	Year Ended December 31, 2001
Revenues	$1,151.6	$1,284.1	$1,133.4	$1,006.1	$4,575.2
Gross profit	166.0	170.6	139.6	108.9	585.1
Operating income (loss)	71.6	84.7	49.5	(32.7)	173.1
Net income (loss)	(4.4)	0.5	(28.0)	(107.5)	(139.4)
	Three Months Ended March 31, 2000	Three Months Ended June 30, 2000	Three Months Ended September 30, 2000	Three Months Ended December 31, 2000	Year Ended December 31, 2000
Revenues	$1,054.9	$1,154.7	$1,136.9	$1,101.4	$4,447.9
Gross profit	181.3	205.8	195.4	160.0	742.5
Operating income	98.5	132.9	110.4	81.9	423.7
Net income (loss)	19.7	47.3	23.3	(8.3)	82.0

        During the three months ended December 31, 2002 and 2001, the Company incurred $7.7 million and $44.7 million of restructuring and plant closing costs, respectively (see Note 10).

        During the quarter ended March 31, 2001, the Company adopted SFAS No. 133 and recorded a $1.5 million loss.

23.   Restatements

        In the course of preparing a registration statement in October 2004 for the proposed initial public offering of the common stock of the company's ultimate parent, the company determined to reclassify certain amounts in its consolidated statements of cash flows for the year ended December 31, 2002 and 2001, to accurately reflect the effects of foreign currency exchange gains and losses and investments in unconsolidated affiliates. As a result, the company restated the accompanying consolidated statements of cash flows for the years ended December 31, 2002 and 2001. There was no change to the line "Cash or Cash Equivalents" due to this restatement. A summary of the significant effects of this restatement is provided below (dollars in millions):

	Year Ended December 31, 2002		Year Ended December 31, 2001
	As previously reported	As restated	As previously reported	As restated
Net cash provided by operating activities	$157.5	$178.1	$202.4	$191.1
Effect of exchange rate changes on cash	21.8	1.2	(5.1)	6.2

EXHIBIT INDEX

Number	Description
3.1	Certificate of Incorporation of HMP Equity Holdings Corporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-4 (File No. 333-116100))
3.2
First Certificate of Amendment of the Certificate of Incorporation of HMP Equity Holdings Corporation (incorporated by reference to Exhibit 3.2 to our registration statement on Form S-4 (File No. 333-116100))
3.3	Amended and Restated Bylaws of HMP Equity Holdings Corporation (incorporated by reference to Exhibit 3.3 to our registration statement on Form S-4 (File No. 333-116100))
3.4	First Amendment to the Amended and Restated Bylaws of HMP Equity Holdings Corporation (incorporated by reference to Exhibit 3.4 to our registration statement on Form S-4 (File No. 333-116100))
3.5	Certificate of Incorporation of ICI Alta Inc. (now known as Alta One Inc.) (incorporated by reference to Exhibit 3.5 to our registration statement on Form S-4 (File No. 333-116100))
3.6
Certificate of Amendment of Certificate of Incorporation of ICI Alta Inc. (now known as Alta One Inc.) (incorporated by reference to Exhibit 3.61 to our registration statement on Form S-4 (File No. 333-116100))
3.7	Bylaws of ICI Alta Inc. (now known as Alta One Inc.) (incorporated by reference to Exhibit 3.7 to our registration statement on Form S-4 (File No. 333-116100))
4.1
Indenture, dated as of June 30, 1999, among Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC), the Guarantors party thereto and Bank One, N.A., as Trustee, relating to the 10 1/2% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-85141))
4.2	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in dollars (included as Exhibit A-3 to Exhibit 4.10)
4.3	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in euros (included as Exhibit A-4 to Exhibit 4.10)
4.4	Form of Guarantee relating to the 10 1/8% Senior Subordinated Notes due 2009 (included as Exhibit E of Exhibit 4.10)
4.5
First Amendment, dated January 5, 2000, to Indenture, dated as of June 30, 1999, among Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC), as Issuer, each of the Guarantors named therein and Bank One, N.A., as Trustee (incorporated by reference to Exhibit 4.6 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-85141))
4.6
Indenture, dated as of March 13, 2001, among Huntsman International LLC, as Issuer, the Guarantors named therein and The Bank of New York, as Trustee, relating to 10 1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.6 to amendment no. 1 to the annual report on Form 10-K/A of Huntsman International LLC for the year ended December 31, 2001)
4.7	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in dollars (included as Exhibit A-3 to Exhibit 4.6)
4.8	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in euros (included as Exhibit A-4 to Exhibit 4.6)
4.9	Form of Guarantee relating to the 10 1/8% Senior Subordinated Notes due 2009 (included as Exhibit E of Exhibit 4.6)

4.10
First Supplemental Indenture, dated as of January 11, 2002, among Huntsman International LLC, as Issuer, the Guarantors named therein and The Bank of New York, as Trustee, relating to 10 1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.7 to amendment no. 1 to the annual report on Form 10-K/A of Huntsman International LLC for the year ended December 31, 2001)
4.11
Indenture, dated as of March 21, 2002, among Huntsman International LLC, as Issuer, the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.8 to amendment no. 1 to the annual report on Form 10-K/A of Huntsman International LLC for the year ended December 31, 2001)
4.12	Form of 9 7/8% Senior Note due 2009 denominated in dollars (included as Exhibit A-3 to Exhibit 4.11)
4.13	Form of 9 7/8% Senior Note due 2009 denominated in euros (included as Exhibit A-4 to Exhibit 4.11)
4.14	Form of Guarantee relating to the 9 7/8% Senior Notes due 2009 (included as Exhibit E of Exhibit 4.11)
4.15
Amended and Restated Guarantee, dated as of April 11, 2003, among the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.15 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-106482))
4.16
Exchange and Registration Rights Agreement, dated as of March 21, 2002, among Huntsman International LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to the 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.9 to amendment no. 1 to the annual report on Form 10-K/A of Huntsman International LLC for the year ended December 31, 2001)
4.17
Exchange and Registration Rights Agreement, dated as of April 11, 2003, among Huntsman International LLC, the Guarantors, as defined therein, and the Purchasers as defined therein, relating to the 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.17 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-106482))
4.18
Amended and Restated Indenture, dated as of June 14, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $200,000,000 9 1/2% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.27 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
4.19	Form of Amended and Restated $200,000,000 9 1/2% Senior Subordinated Note due 2007 (included as Exhibit A to Exhibit 4.18)
4.20
First Supplemental Indenture, dated as of July 11, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $200,000,000 9 1/2% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.29 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
4.21
Second Supplemental Indenture, dated as of August 15, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $200,000,000 9 1/2% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.30 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))

4.22
Amended and Restated Indenture, dated as of June 14, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $275,000,000 9 1/2% Senior Subordinated Notes due 2007 and the $125,000,000 Senior Subordinated Floating Rate Notes due 2007 (incorporated by reference to Exhibit 4.31 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
4.23	Form of Amended and Restated Fixed Rate Note due 2007 (included as Exhibit A to Exhibit 4.22)
4.24	Form of Amended and Restated Floating Rate Note due 2007 (included as Exhibit B to Exhibit 4.22)
4.25
First Supplemental Indenture, dated as of July 11, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $275,000,000 9 1/2% Senior Subordinated Notes due 2007 and the $125,000,000 Senior Subordinated Floating Rate Notes due 2007 (incorporated by reference to Exhibit 4.34 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
4.26
Second Supplemental Indenture, dated as of August 15, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $275,000,000 9 1/2% Senior Subordinated Notes due 2007 and the $125,000,000 Senior Subordinated Floating Rate Notes due 2007 (incorporated by reference to Exhibit 4.35 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
4.27
Indenture, dated as of September 30, 2003, among Huntsman LLC, the Guarantors party thereto and HSBC Bank USA, as Trustee, relating to the 11 5/8% Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.36 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
4.28	Form of unrestricted 11 5/8% Senior Secured Note due 2010 (included as Exhibit A-2 to Exhibit 4.27)
4.29	Form of guarantee relating to the 11 5/8% Senior Secured Notes due 2010 (included as Exhibit E to Exhibit 4.27)
4.30
Exchange and Registration Rights Agreement, dated as of September 30, 2003, among Huntsman LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to $380,000,000 aggregate principal amount of the 11 5/8% Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.39 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
4.31
Exchange and Registration Rights Agreement, dated as of December 12, 2003, among Huntsman LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to $75,400,000 aggregate principal amount of the 11 5/8% Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.40 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
4.32
Indenture, dated as of June 30, 2003, among Huntsman Advanced Materials LLC, as Issuer, each of the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 of Huntsman Advanced Materials LLC (File No. 333-115344))
4.33	Form of Unrestricted Fixed Rate Note (included as Exhibit A-3 to Exhibit 4.32)
4.34	Form of Unrestricted Floating Rate Note (included as Exhibit A-4 to Exhibit 4.32)

4.35	Form of Guarantee (included as Exhibit E to Exhibit 4.32)
4.36
Registration Rights Agreement, dated as of June 30, 2003, among Huntsman Advanced Materials LLC and the Guarantors named therein, as Issuers, and Deutsche Bank Securities Inc. and UBS Securities LLC, as Initial Purchasers (incorporated by reference to Exhibit 4.5 to the registration statement on Form S-4 of Huntsman Advanced Materials LLC (File No. 333-115344))
4.37
Indenture, dated as of May 9, 2003, among HMP Equity Holdings Corporation, as Issuer, ICI Alta Inc. (now known as Alta One Inc.), as Guarantor, and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 15% Senior Secured Discount Notes due 2008 (incorporated by reference to Exhibit 4.46 to the registration statement on Form S-4 of HMP Equity Holdings Corporation (File No. 333-116100))
4.38	Form of 15% Senior Secured Discount Note due 2008 (included as Exhibit A-2 to Exhibit 4.37)
4.39	Form of Guarantee (included as Exhibit E to Exhibit 4.37)
4.40
Exchange and Registration Rights Agreement, dated as of May 9, 2003, among HMP Equity Holdings Corporation, ICI Alta Inc. (now known as Alta One Inc.), Credit Suisse First Boston LLC, and CIBC World Markets Corp (incorporated by reference to Exhibit 4.49 to the registration statement on Form S-4 of HMP Equity Holdings Corporation (File No. 333-116100))
4.41
Indenture, dated August 1, 2000, between Vantico Group S.A., as issuer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form F-4 of Vantico Group S.A. (File No. 333-13156))
4.42
First Supplemental Indenture, dated as of April 10, 2003, between Vantico Group S.A., as issuer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.7 to the registration statement of Form S-4 of Huntsman Advanced Materials LLC (File No. 333-115344))
4.43
Second Supplemental Indenture, dated as of June 17, 2003, between Vantico Group S.A., as issuer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.8 to the registration statement of Form S-4 of Huntsman Advanced Materials LLC (File No. 333-115344))
4.44
Third Supplemental Indenture, dated as of June 30, 2003, between Vantico Group S.A., as issuer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.51 to the registration statement on Form S-4 of HMP Equity Holdings Corporation (File No. 333-116100))
4.45
Indenture, dated as of June 22, 2004, among Huntsman LLC, the Guarantors party thereto and HSBC Bank USA, as Trustee, relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended June 30, 2004)
4.46	Form of Restricted Fixed Rate Note due 2012 (included as Exhibit A-1 to Exhibit 4.45)
4.47	Form of Restricted Floating Rate Note due 2011 (included as Exhibit A-2 to Exhibit 4.45)
4.48	Form of Guarantee relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (included as Exhibit E to Exhibit 4.45)

4.49
Exchange and Registration Rights Agreement, dated of June 22, 2004, among Huntsman LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to $300,000,000 11 1/2% Senior Notes due 2012 and $100,000,000 Senior Floating Rate Notes due 2011 (incorporated by reference to Exhibit 4.5 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended June 30, 2004)
4.50
Indenture, dated as of December 17, 2004, among Huntsman International LLC, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 7 3/8% Senior Subordinated Notes due 2015 and the 7 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Huntsman International LLC filed December 23, 2004)
4.51	Form of 7 3/8% Senior Subordinated Note due 2015 (included as Exhibit A-1 to Exhibit 4.50)
4.52	Form of 7 1/2% Senior Subordinated Note due 2015 (included as Exhibit A-2 to Exhibit 4.50)
4.53	Form of Guarantee (included as Exhibit E to Exhibit 4.50)
4.54
Exchange and Registration Rights Agreement, dated as of December 17, 2004, among Huntsman International LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to the 7 3/8% Senior Subordinated Notes due 2015 and the 7 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K of Huntsman International LLC filed December 23, 2004)
10.1
Business Consulting Agreement, dated as of June 3, 2003, between Huntsman International LLC and Jon M. Huntsman (incorporated by reference to Exhibit 10.41 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-106482))
10.2
Aircraft Dry Lease, dated as of September 14, 2001, between Jstar Corporation and Airstar Corporation (incorporated by reference to Exhibit 10.10 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
10.3
Amended and Restated Subordinated Promissory Note, dated as of July 2, 2001, by Huntsman Corporation (now known as Huntsman LLC) in favor of Horizon Ventures, L.C. (incorporated by reference to Exhibit 10.11 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
10.4
Credit Agreement, dated as of June 30, 2003, among Huntsman Advanced Materials LLC, certain subsidiaries from time to time party thereto and various lending institutions with Deutsche Bank AG, New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the registration statement on Form S-4 of Huntsman Advanced Materials LLC (File No. 333-115344))
10.5
Intercreditor and Collateral Agency Agreement, dated as of June 30, 2003, among Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank Minnesota, National Association, as trustee, Huntsman Advanced Materials LLC and the subsidiaries listed therein (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-4 of Huntsman Advanced Materials LLC (File No. 333-115344))
10.6
Pledge Agreement, dated as of May 9, 2003, by HMP Equity Holdings Corporation, as Issuer and Pledgor, and Huntsman Holdings, LLC, Huntsman Group Inc. and ICI Alta Inc. (now known as Alta One Inc.), as Pledgors, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 10.28 to the registration statement on Form S-4 of HMP Equity Holdings Corporation (File No. 333-116100))

10.7
Amended and Restated Credit Agreement, dated as of July 13, 2004, among Huntsman International LLC, as the borrower, Huntsman International Holdings LLC, as the guarantor, Deutsche Bank Trust Company Americas, as administrative agent, Deutsche Bank Securities Inc., as co-lead arranger and joint book runner, JP Morgan Securities Inc., as co-documentation agent and joint book runner, UBS Securities LLC, as co-syndication agent, Credit Suisse First Boston, as co-documentation agent, Merrill Lynch, Pierce Fenner & Smith Inc., as co-documentation agent, and various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Huntsman International LLC for the three months ended June 30, 2004)
10.8
First Amendment to Amended and Restated Credit Agreement, dated as of December 21, 2004, among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Huntsman International LLC filed December 23, 2004)
10.9
Revolving Credit Agreement dated as of October 14, 2004, among Huntsman LLC, Huntsman Petrochemical Corporation, Huntsman Expandable Polymers Company, LC, Huntsman Polymers Corporation, Huntsman Fuels, L.P., and Huntsman International Trading Corporation, as borrowers, the financial institutions party thereto, including Deutsche Bank Trust Company Americas, in their capacities as lenders thereunder, and Deutsche Bank Trust Company Americas, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended September 30, 2004)
10.10
Term Credit Agreement dated as of October 14, 2004, among Huntsman LLC, the financial institutions party thereto, including Deutsche Bank Trust Company Americas, in their capacities as lenders thereunder, and Deutsche Bank Trust Company Americas, as agent for the lenders (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended September 30, 2004)
10.11
Security Agreement (Revolving) dated as of October 14, 2004, among Huntsman LLC, certain subsidiaries of Huntsman LLC, and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended September 30, 2004)
10.12
Security Agreement (Term) dated as of October 14, 2004, among Huntsman LLC, certain subsidiaries of Huntsman LLC, and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended September 30, 2004)
10.13
Second Amended and Restated Intercreditor Agreement dated as of October 14, 2004, among Deutsche Bank Trust Company Americas, as administrative agent, collateral agent, and mortgagee, and HSBC Bank USA, National Association, as trustee, and consented to by Huntsman LLC (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended September 30, 2004)
10.14
Huntsman Cost Reduction Incentive Plan and Form of Participation Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of HMP Equity Holdings Corporation filed on November 23, 2004)
21.1*	Subsidiaries of the Company
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Huntsman Corporation's Annual Report on Form 10-K for the year ended December 31, 2004, filed March 15, 2005 (File No. 001-32427)

*
Filed herewith.